Form 10-Q
period 2008-09-30
Rangeford Resources, Inc.
filed 2008-11-10
CIK 1438035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008

Commission File Number 333-152104

Rangeford Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada	77-1176182
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
 8541 North Country Road 11
Wellington, Colorado 80549
 (970) 218-7080
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒                  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                    No  ☒

10,014,000 shares of Common Stock, par value $0.001, were outstanding on November 10, 2008.

RANGEFORD RESOURCES, INC.

INDEX

Page
Number
PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements -Unaudited

Balance Sheets	1
Statements of Operations	2
Statements of Cash Flows	3
Notes to Financial Statements	4-11

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3 – Quantitative and Qualitative Disclosure About Market Risk	2

Item 4 – Controls and Procedures	2

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings	3

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	3

Item 3 - Defaults upon Senior Securities	3

Item 4 – Submission of Matters to a Vote of Security Holders	3

Item 5 - Other Information	3

Item 6 – Exhibits and Reports on Form 8-K	3

Signatures	3

PART I ― FINANCIAL INFORMATION

Item 1.                      Financial Statements.

RANGEFORD RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

Unaudited Financial Statements for the
Three and Six Months Ended September 30, 2008 and the
Period of December 4, 2007 (Inception) to September 30, 2008

TABLE OF CONTENTS

Page

Balance Sheets as of March 31, 2008 and September 30, 2008	F1

Statement of Operations for the three and six months ended September 30, 2008 and the period of December 4, 2007 (inception) to September 30, 2008	F2

Statement of Cash Flows for the six months ended September 30, 2008 and the period of December 4, 2007 (inception) to September 30, 2008	F3

Notes to Financial Statements	F4 – F11

RANGEFORD RESOURCES, INC.
(An Exploration Stage Enterprise)
Balance Sheets

	September 30, 2008	March 31, 2008

	(unaudited)
ASSETS

Current assets
Cash	$145	$100
Prepaid Expenses	6,600	13,200

Total current assets	6,745	13,300

Total assets	$6,745	$13,300

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities

Related party payable	$9,400	$-

Total current liabilities	9,400	-

Stockholders' Equity

Common stock, $.001 par value; 75,000,000 shares authorized, 10,000,000 shares issued and outstanding	10,000	10,000
Additional Paid in Capital	7,300	7,300
Subscriptions receivable	-	(4,000)
Deficit accumulated during the development stage	(19,955)	-
Total stockholders' (deficit) equity	(2,655)	13,300

Total liabilities and stockholders' (deficit) equity	$6,745	$13,300

The accompanying notes are an integral part of these financial statements

F1

RANGEFORD RESOURCES, INC.
(An Exploration Stage Enterprise)
Statement of Operations (unaudited)

	Three months ended September 30, 2008	Six months ended September 30, 2008	For the period from December 4, 2007 (inception) to September 30, 2008

Revenue	$-	$-	$-

Expenses
Professional fees	5,520	19,820	19,820
Other general & administrative	43	135	135
Total expenses	5,563	19,955	19,955

Net loss	$(5,563)	$(19,955)	$(19,955)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements

F2

ULTIMATE PRODUCTS CORPORATION
(A Development Stage Enterprise)
Statements of Cash Flows (unaudited)

	Six months ended September 30, 2008	For the period from December 4, 2007 (inception) to September 30, 2008

Cash flows from operating activities

Net loss	$(19,955)	$(19,955)

Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	13,200
Changes in operating assets and liabilities
Prepaid expenses	6,600	(6,600)
Net cash used in operating activities	(13,355)	(13,355)

Net cash from investing activities	-	-

Cash flows from financing activities

Proceeds from related party payable	9,400	9,400
Proceeds from issuance of stock	4,000	4,100
Net cash provided by financing activities	13,400	13,500

Net increase in cash	45	145

Cash at beginning of period	100	-

Cash at end of period	$145	$145

Supplemental disclosure of non-cash investing and financing activities:

Issuance of 7,630,058 shares of common stock for professional and consulting services	$-	$13,200

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

F3

RANGEFORD RESOURCES, INC. (An Exploration Stage Enterprise)
Notes to Unaudited Financial Statements for the
Three and Six Months Ended September 30, 2008 and the
Period of December 4, 2007 (inception) to September 30, 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of Rangeford Resources, Inc. (An Exploration Stage Enterprise) (the Company) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. The Company has not realized revenues from its planned principal business purpose and is considered to be in its development state in accordance with SFAS 7, “Accounting and Reporting by Development State Enterprises.”

Organization, Nature of Business and Trade Name

Rangeford Resources, Inc. (the Company) was incorporated on December 4, 2007 in the State of Nevada. The Company is a start-up exploration stage company organized under the laws of the State of Nevada on Dec. 4, 2007 for the purpose of purchasing, developing and operating oil and gas leases, which are not in either the development stage or production stage. The Company is an oil and gas company registered under the Investment Company Act of 1940, as amended (the “1940 Act”).

We are currently not earning any revenues and we are not conducting any business operations at the time. We have not acquired any leases or property at this time. The Company has not commenced principle operations and is classified as an exploration stage company.

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) all valid transactions are recorded and (3) transactions are recorded in the period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the company for the respective periods being presented.

Stockholders’ Equity: Common stock

The authorized common stock of the Company consists of 75,000,000 shares with par value of $0.001.  On December 4, 2007, the Company authorized the issuance of 10,000,000 shares of its $.001 par value common stock at $0.00173 per share in consideration of $4,100 in cash and $13,200 of professional and legal services for a total consideration of $17,300. As of September 30, 2008, the shares were issued and outstanding.

F4

RANGEFORD RESOURCES, INC. (An Exploration Stage Enterprise)
Notes to Unaudited Financial Statements for the
Three and Six Months Ended September 30, 2008 and the
Period of December 4, 2007 (inception) to September 30, 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net loss per common share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the fiscal year ending March 31, 2009.  As of September 30, 2008 the Company had 10,000,000 common shares outstanding and no potentially dilutive securities.

Accounting for Oil and Gas Producing Activities

The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

Per SEC regulations all registrants engaged in oil and gas exploration and production activities that follow the successful efforts method of accounting should provide the disclosures specified with respect to capitalized exploratory drilling costs pending the determination of proved reserves in filings that include financial reports covering periods ending on or after December 15, 2004. The Company has incurred no such costs for the periods audited.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.

F5

RANGEFORD RESOURCES, INC. (An Exploration Stage Enterprise)
Notes to Unaudited Financial Statements for the
Three and Six Months Ended September 30, 2008 and the
Period of December 4, 2007 (inception) to September 30, 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. There are no common stock equivalents outstanding.

Provision for Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components from Inception on December 4, 2007 to September 30, 2008:

2008
Net operating loss carry forward	$19,955
Valuation allowance	(19,955)
Net deferred tax asset	$-

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

Since Inception
Tax at statutory rate (35%)	$6,984
Increase in valuation allowance	(6,984)
Net deferred tax asset	$-

At September 30, 2008, the Company had an operating loss carry forward of $19,955 that can be used as an offset against future taxable income. No tax benefit has been reported in the September 30, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry forwards may be limited as to use in the future.

F6

RANGEFORD RESOURCES, INC. (An Exploration Stage Enterprise)
Notes to Unaudited Financial Statements for the
Three and Six Months Ended September 30, 2008 and the
Period of December 4, 2007 (inception) to September 30, 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  A change in managements’ estimates or assumptions could have a material impact on Rangeford Resources, Inc.’s financial condition and results of operations during the period in which such changes occurred.

Actual results could differ from those estimates. Rangeford Resources, Inc.’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Fair Value of Financial Instruments

As at September 30, 2008, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

 Recently Issued Accounting Pronouncements

In May 2008, FASB issued Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies.

This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.

F7

RANGEFORD RESOURCES, INC. (An Exploration Stage Enterprise)
Notes to Unaudited Financial Statements for the
Three and Six Months Ended September 30, 2008 and the
Period of December 4, 2007 (inception) to September 30, 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements (continued)

In May 2008, FASB issued Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. This pronouncement has no effect on this Company’s financial reporting at this time.

In March of 2008 the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, “Accounting for Derivatives and Hedging Activities.”  SFAS No. 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In December 2007, the FASB issued SFAS 160, “Noncontrolling interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No.141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of SFAS 141 (R) and SFAS 160 are effective for the fiscal year beginning April 1, 2009.  The adoption of SFAS 141(R) and SFAS 160 has not impacted the Company’s financial statements.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company’s future financial reporting.

F8

RANGEFORD RESOURCES, INC. (An Exploration Stage Enterprise)
Notes to Unaudited Financial Statements for the
Three and Six Months Ended September 30, 2008 and the
Period of December 4, 2007 (inception) to September 30, 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-lived Assets-Technology

The Company’s technology is recorded at its cost. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Concentration of Risk

The Company at times may maintain a cash balance in excess of insured limits. At September 30, 2008, the Company has no cash in excess of insured limits.

Revenue Recognition

The Company recognizes oil revenues when pumped and metered by the customer.

Accounts Receivable

Accounts receivable are carried at the expected net realizable value. The allowance for doubtful accounts is based on management's assessment of the collectability of specific customer accounts and the aging of the accounts receivables.  If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations. As of September 30, 2008, the Company had no accounts receivable.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents. As of September 30, 2008, the Company had $145 in cash and cash equivalents.

F9

RANGEFORD RESOURCES, INC. (An Exploration Stage Enterprise)
Notes to Unaudited Financial Statements for the
Three and Six Months Ended September 30, 2008 and the
Period of December 4, 2007 (inception) to September 30, 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period. As of September 30, 2008, the Company did not own any depreciable property.

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For audit purposes, depreciation is computed under the straight-line method.

Cost of Goods Sold

Job costs include all direct materials, and labor costs and those indirect costs related to locations, exploration, development and maintenance of properties. Selling, general and administrative costs are charged to expense as incurred. As there is no revenues from the Company’s Inception to date, no cost of goods sold are reflected in the statements of operations.

NOTE B – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The Company intends to raise additional capital when required to produce crude oil from tar sands.  When and if these activities provide sufficient revenues it would allow it to continue as a going concern. In the interim the Company is working toward raising operating capital through the private placement of its common stock or debt instruments.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

F10

RANGEFORD RESOURCES, INC. (An Exploration Stage Enterprise)
Notes to Unaudited Financial Statements for the
Three and Six Months Ended September 30, 2008 and the
Period of December 4, 2007 (inception) to September 30, 2008

 NOTE C - SIGNIFICANT EVENTS

From Inception on December 4, 2007 to September 30, 2008, the Company issued 10,000,000 shares of its common stock at $0.00173 per share for $4,100 cash and $13,200 of professional and legal services for a total consideration of $17,300.

NOTE D - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property.  An officer or resident agent of the corporation provides office services without charge.  Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.  The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts.

Since inception and through September 30, 2008, the Company has received advances from Mr. Ziegler, our sole officer and director, in the amount of $9,400. These advances were used to pay for professional services associated with the start-up costs of the Company such as audits and filing the Company’s S-1 registration statement. These advances are non-interest bearing and due on demand. Interest has not been imputed due to the immaterial impact this would have on the financial statements as a whole.

NOTE E - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE F – SUBSEQUENT EVENTS

No events have occurred subsequent to the balance sheet date which would require disclosure in the financial statements.

F11

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that involve risk and uncertainties. We use words such as "anticipate", "believe", "plan", "expect", "future", "intend", and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this filing are good faith estimates of management as of the date of this filing and actual results may differ materially from historical results or our predictions of future results.

General

Rangeford Resources, Inc. (the “Company”) is a development stage company that was incorporated on December 4, 2007, in the state of Nevada. The Company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Since becoming incorporated, Rangeford Resources has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations and the Company owns no subsidiaries.  The fiscal year end is March 31st.  The Company has not had revenues from operations since its inception and/or any interim period in the current fiscal year.

The Company filed a Form S-1 Registration Statement with the Securities and Exchange Commission on July 28, 2008 and it was deemed effective on August 15, 2008. This offering is on a best-efforts basis up to 1,000,000 shares of its common stock at a price of $0.125 per share. The shares are intended to be sold directly through the efforts of Frederick Ziegler, the President and a director of Rangeford. The intended methods of communication include, without limitation, telephone and personal contact.

Plan of Operation

As of September 30, 2008, we have $145 of cash available.  We have no current liabilities. From the date of inception (December 4, 2007) to September 30, 2008 the Company has recorded a net loss of $19,955 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC.  In order to survive as a going concern over the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

The Company filed a registration statement on Form S-1 on July 26, 2008, which was deemed effective on August 15, 2008.  Since September 30, 2008, the Company has sold 14,000 shares of common stock to the public with total proceeds raised of $1,750.  These proceeds have been utilized by the Company to fund its initial development including administrative costs associated with maintaining its status as a Reporting Company as defined by the Securities and Exchange Commission (“SEC”) under the Exchange Act of 1934 as amended.  The Company plans to continue to focus efforts on selling their common shares through this offering in order to continue to fund its initial development and fund the expenses associated with maintaining a reporting company status.

In addition, over the course of the next 45 to 120 days, management intends to focus efforts on selling the remaining shares and obtaining a quotation for its common stock on the Over the Counter Bulletin Board (“OTCBB”).
Management believes having its common stock quoted on the OTCBB will provide it increased opportunity to raise additional capital for its proposed business development.  However, there can be no guarantee or assurance the Company will be successful in filing a Form 211 application and obtaining a quotation.  To date there is no public market for the Company’s common stock. There can be no guarantee or assurance that a public market will ever exist for the common stock. Failure to create a market for the Company’s common stock would result in business failure and a complete loss of any investment made into the Company.

1

Product Research and Development

The Company does not anticipate any costs or expenses to be incurred for product research and development within the next twelve months.

Employees

There are no employees of the Company, excluding the current President and Director, Mr. Ziegler and the Company does not anticipate hiring any additional employees within the next twelve months.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 4. Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of September 30, 2008 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of September 30, 2008 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

2

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and  evaluate  the  effectiveness  of our  internal controls and procedures and our internal controls over financial reporting on an ongoing  basis and are  committed  to taking  further  action  and  implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Controls.

There were no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to Vote of Security Holders
None.

Item 5. Other Information
None.

Item 6.                      Exhibits

(a) Exhibits furnished as Exhibits hereto:

Exhibit No.	Description

31.1	Certification of Frederick Ziegler pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bella Viaggio, Inc.

Date: November10, 2008	By:	/s/Frederick Ziegler
Frederick Ziegler
Chief Financial Officer, Treasurer and Clerk
(principal financial and accounting officer)

Date: November 10, 2008	By:	/s/Frederick Ziegler
Frederick Ziegler
President and Chief Executive Officer

3