Form 10-Q
period 2008-12-31
Rangeford Resources, Inc.
filed 2009-02-17
CIK 1438035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2008

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

Yes ☐                    No  ☒

10,014,000 shares of Common Stock, par value $0.001, were outstanding on February 13, 2009.

RANGEFORD RESOURCES, INC.

INDEX

Page
Number
PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements -Unaudited

Balance Sheets	F1
Statements of Operations	F2
Statements of Cash Flows	F3
Notes to Financial Statements	F4 - F10

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3 – Quantitative and Qualitative Disclosure About Market Risk	2

Item 4 – Controls and Procedures	3

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings	5

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	5

Item 3 - Defaults upon Senior Securities	5

Item 4 – Submission of Matters to a Vote of Security Holders	5

Item 5 - Other Information	5

Item 6 – Exhibits and Reports on Form 8-K	5

Signatures	5

PART I ― FINANCIAL INFORMATION

Item 1.   Financial Statements.

RANGEFORD RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

Unaudited Financial Statements

For the Three and Nine Months Ended December 31, 2008 and 2007 and the

Period of December 4, 2007 (Inception) to December 31, 2008

TABLE OF CONTENTS

Page(s)
Balance Sheets as of December 31, 2008 and March 31, 2008	F1

Statements of Operations for the three and nine months ended December 31, 2008 and 2007 and the period of December 4, 2007 (inception) to December 31, 2008	F2

Statements of Cash Flows for the nine months ended December 31, 2008 and 2007 and the period of December 7, 2007 (inception) to December 31, 2008	F3

Notes to Unaudited Financial Statements	F4 - F10

RANGEFORD RESOURCES, INC.
(An Exploration Stage Enterprise)
Balance Sheets
	December 31, 2008	March 31, 2008
	(unaudited)
ASSETS

Current assets
Cash	$755	$100
Prepaid Expenses	3,300	13,200

Total current assets	4,055	13,300

Total assets	$4,055	$13,300

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	$3,750	$-
Related party payable	9,400	-

Total current liabilities	13,150	-

Stockholders' (Deficit) Equity
Common stock, $.001 par value; 75,000,000 shares authorized, 10,006,000 and 10,000,000 shares issued and outstanding at December 31, 2008 and March 31, 2008	10,006	10,000
Additional Paid in Capital	8,044	7,300
Subscriptions receivable	-	(4,000)
Deficit accumulated during the development stage	(27,145)	-
Total stockholders' (deficit) equity	(9,095)	13,300

Total liabilities and stockholders' (deficit) equity	$4,055	$13,300

See accompanying notes to financial statements

F1

RANGEFORD RESOURCES, INC.
(An Exploration Stage Enterprise)
Statements of Operations (unaudited)

					For the period from December 4, 2007 (inception) to December 31, 2008

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007

Revenue	$-	$-	$-	$-	$-

Expenses
Professional fees	7,050	-	26,870	-	26,870
Other general & administrative	140	-	275	-	275
Total expenses	7,190	-	27,145	-	27,145

Net loss	$(7,190)	$-	$(27,145)	$-	$(27,145)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	10,005,674	10,000,000	10,001,898	10,000,000

See accompanying notes to financial statements

F2

RANGEFORD RESOURCES, INC.
(A Development Stage Enterprise)
Statements of Cash Flows (unaudited)
			For the period from December 4, 2007 (inception) to December 31, 2008

	Nine months ended December 31,
	2008	2007
Cash flows from operating activities
Net loss	$(27,145)	-	$(27,145)

Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	13,200	13,200
Changes in operating assets and liabilities
Prepaid expenses	9,900	(13,200)	(3,300)
Accounts payable	3,750	-	3,750
Net cash used in operating activities	(13,495)	-	(13,495)

Net cash from investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party payable	9,400	-	9,400
Proceeds from issuance of stock	4,750	100	4,850
Net cash provided by financing activities	14,150	100	14,250

Net increase in cash	655	100	755

Cash at beginning of period	100	-	-

Cash at end of period	$755	100	$755

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 7,630,058 shares of common stock for professional and consulting services	$-	13,200	$13,200

Supplemental Cash Flow Information:
Cash paid for interest	$-	-	$-
Cash paid for income taxes	$-	-	$-

See accompanying notes to financial statements

F3

RANGEFORD RESOURCES, INC.

(An Exploration Stage Enterprise)

Notes to Unaudited Financial Statements

For the Three and Nine Months Ended December 31, 2008 and 2007 and the

Period of December 4, 2007 (inception) to December 31, 2008

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

During the three months ended December 31, 2008, the Company issued 6,000 shares of its common stock pursuant to its S-1 registration statement which was declared effective on August 15, 2008 for a total cash consideration of $750.

F4

RANGEFORD RESOURCES, INC.

(An Exploration Stage Enterprise)

Notes to Unaudited Financial Statements

For the Three and Nine Months Ended December 31, 2008 and 2007 and the

Period of December 4, 2007 (inception) to December 31, 2008

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the fiscal year ending March 31, 2009.  As of December 31, 2008 the Company had 10,006,000 common shares outstanding and no potentially dilutive securities.

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

Per SEC regulations all registrants engaged in oil and gas exploration and production activities that follow the successful efforts method of accounting should provide the disclosures specified with respect to capitalized exploratory drilling costs pending the determination of proved reserves in filings that include financial reports covering periods ending on or after December 15, 2004. The Company has incurred no such costs for the periods presented.

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

F5

RANGEFORD RESOURCES, INC.

(An Exploration Stage Enterprise)

Notes to Unaudited Financial Statements

For the Three and Nine Months Ended December 31, 2008 and 2007 and the

Period of December 4, 2007 (inception) to December 31, 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Net deferred tax assets consist of the following components from Inception on December 4, 2007 to December 31, 2008:

2008
Net operating loss carry forward	$27,145
Valuation allowance	(27,145
Net deferred tax asset	$-

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

Since Inception
Tax at statutory rate (35%)	$9,501
Increase in valuation allowance	(9,501)
Net deferred tax asset	$-

At December 31, 2008, the Company had an operating loss carry forward of $27,145 that can be used as an offset against future taxable income. No tax benefit has been reported in the December 31, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

F6

RANGEFORD RESOURCES, INC.

(An Exploration Stage Enterprise)

Notes to Unaudited Financial Statements

For the Three and Nine Months Ended December 31, 2008 and 2007 and the

Period of December 4, 2007 (inception) to December 31, 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

 Use of Estimates (continued)

Actual results could differ from those estimates. Rangeford Resources, Inc.’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Fair Value of Financial Instruments

As at December 31, 2008, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

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

F7

RANGEFORD RESOURCES, INC.

(An Exploration Stage Enterprise)

Notes to Unaudited Financial Statements

For the Three and Nine Months Ended December 31, 2008 and 2007 and the

Period of December 4, 2007 (inception) to December 31, 2008

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

F8

RANGEFORD RESOURCES, INC.

(An Exploration Stage Enterprise)

Notes to Unaudited Financial Statements

For the Three and Nine Months Ended December 31, 2008 and 2007 and the

Period of December 4, 2007 (inception) to December 31, 2008

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Risk

The Company at times may maintain a cash balance in excess of insured limits. At December 31, 2008, the Company has no cash in excess of insured limits.

Revenue Recognition

The Company recognizes oil revenues when pumped and metered by the customer.

Accounts Receivable

Accounts receivable are carried at the expected net realizable value. The allowance for doubtful accounts is based on management's assessment of the collectability of specific customer accounts and the aging of the accounts receivables.  If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations. As of December 31, 2008, the Company had no accounts receivable.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents. As of December 31, 2008, the Company had $755 in cash and no cash equivalents.

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period. As of December 31, 2008, the Company did not own any depreciable property.

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

F9

RANGEFORD RESOURCES, INC.

(An Exploration Stage Enterprise)

Notes to Unaudited Financial Statements

For the Three and Nine Months Ended December 31, 2008 and 2007 and the

Period of December 4, 2007 (inception) to December 31, 2008

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

 NOTE C - RELATED PARTY TRANSACTIONS

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

Since inception and through December 31, 2008, the Company has received advances from Mr. Ziegler, our sole officer and director, in the amount of $9,400. These advances were used to pay for professional services associated with the start-up costs of the Company such as audits and filing the Company’s S-1 registration statement. These advances are non-interest bearing and due on demand. Interest has not been imputed due to the immaterial impact this would have on the financial statements as a whole.

NOTE D - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE E– SUBSEQUENT EVENTS

No events have occurred subsequent to the balance sheet date which would require disclosure in the financial statements.

F10

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

Plan of Operation

As of December 31, 2008, we have $755 of cash available.  We have $13,150 current liabilities. From the date of inception (December 4, 2007) to December 31, 2008 the Company has recorded a net loss of $27,145 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC.  In order to survive as a going concern over the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

The Company filed a registration statement on Form S-1 on July 26, 2008, which was deemed effective on August 15, 2008.  Since August 15, 2008, the Company has sold 14,000 shares of common stock to the public with total proceeds raised of $1,750.  These proceeds have been utilized by the Company to fund its initial development including administrative costs associated with maintaining its status as a Reporting Company as defined by the Securities and Exchange Commission (“SEC”) under the Exchange Act of 1934 as amended.  The Company plans to continue to focus efforts on selling their common shares through this offering in order to continue to fund its initial development and fund the expenses associated with maintaining a reporting company status.

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

Drilling and Development

The Company does not anticipate any costs or expenses to be incurred for drilling research and development within the next twelve months.

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

(a)    Evaluation of Disclosure Controls and Procedures

Our management, on behalf of the Company, has considered certain internal control procedures as required by the Sarbanes-Oxley (“SOX”) Section 404 A which accomplishes the following:

Internal controls are mechanisms to ensure objectives are achieved and are under the supervision of the Company’s Chief Executive Officer, being Frederick Ziegler, and Chief Financial Officer, being Frederick Ziegler. Good controls encourage efficiency, compliance with laws and regulations, sound information, and seek to eliminate fraud and abuse.

These control procedures provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Internal control is "everything that helps one achieve one's goals - or better still, to deal with the risks that stop one from achieving one's goals."

 Internal controls are mechanisms that are there to help the Company manage risks to success.

Internal controls is about getting things done (performance) but also about ensuring that they are done properly (integrity) and that this can be demonstrated and reviewed (transparency and accountability).

In other words, control activities are the policies and procedures that help ensure the Company’s management directives are carried out. They help ensure that necessary actions are taken to address risks to achievement of the Company’s objectives. Control activities occur throughout the Company, at all levels and in all functions. They include a range of activities as diverse as approvals, authorizations, verifications, reconciliations, reviews of operating performance, security of assets and segregation of duties.

As of December 31, 2008, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the year ended December 31, 2008, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In the light of management’s review of internal control procedures as they relate to COSO and the SEC the following were identified:

●              The Company’s Audit Committee does not function as an Audit Committee should since there is a lack of independent directors on the Committee and the Board of Directors has not identified an “expert”, one who is knowledgeable about reporting and financial statements requirements, to serve on the Audit Committee.

●              The Company has limited segregation of duties which is not consistent with good internal control procedures.

●              The Company does not have a written internal control procedurals manual which outlines the duties and reporting requirements of the Directors and any staff to be hired in the future.  This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal control.

●              There are no effective controls instituted over financial disclosure and the reporting processes.

Management feels the weaknesses identified above, being the latter three, have not had any affect on the financial results of the Company. Management will have to address the lack of independent members on the Audit Committee and identify an “expert” for the Committee to advise other members as to correct accounting and reporting procedures.

The Company and its management will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so.   By appointing independent members to the Audit Committee and using the services of an expert on the Committee will greatly improve the overall performance of the Audit Committee.   With the addition of other Board Members and staff the segregation of duties issue will be address and will no longer be a concern to management.  By having a written policy manual outlining the duties of each of the officers and staff of the Company will facilitate better internal control procedures.

 Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

(b)           Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could affect its disclosure controls and procedures subsequent to the Evaluation Date, nor any deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

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

Rangeford Resources, Inc.

Date: November13, 2008	By:	/s/ Frederick Ziegler
Frederick Ziegler
Chief Financial Officer, Treasurer and Secretary
(principal financial and accounting officer)

Date: February 13, 2009	By:	/s/ Frederick Ziegler
Frederick Ziegler
President and Chief Executive Officer