Form 10-K
Rangeford Resources, Inc.
filed 2009-07-01
CIK 1438035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2009

Commission file number 333-152104

RANGEFORD RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

8541 North Country Road 11
Wellington, Colorado 80549
(Address of principal executive offices, including zip code.)

 (970) 218-7080
(Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:

Yes ☒   No ☐

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐  No  ☒

10,014,000 shares of Common Stock, par value $0.001, were outstanding on June 30, 2009.

TABLE OF CONTENTS

PART I

ITEM 1.        BUSINESS

Cautionary Note

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding future potential revenue, gross margins and our prospects for fiscal 2009. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

Actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations,"  and elsewhere in this document. No assurance can be given that the risk factors described in this Annual Report on Form 10-K are all of the factors that could cause actual results to vary materially from the forward-looking statements. All forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Readers should not place undue reliance on these forward-looking statements and are cautioned that any such forward-looking statements are not guarantees of future performance. We assume no obligation to update any forward-looking statements.

References in this Annual Report on Form 10-K to (i) the "Company," the "Registrant," "Rangeford "we," "our,"  and "us" refer to Rangeford Resources, Inc. Investors and security holders may obtain a free copy of the annual report on Form 10-K and other documents filed by the Company with the Securities and Exchange Commission ("SEC") at the SEC's website at http://www.sec.gov. Free copies of the annual report on Form 10-K and other documents filed by Rangeford with the sec may also be obtained from Rangeford Resources, Inc. By directing a request to Rangeford, Attention:  Frederick , President and Chief Executive Officer, 8541 North Country Road 11, Wellington, Colorado 80549 telephone number  (970) 218-7080.

General

Rangeford Resources, Inc. (the “Company”) is a development stage company that was incorporated on December 4, 2007, in the state of Nevada. The Company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Since becoming incorporated, Rangeford Resources has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations and the Company owns no subsidiaries.  The fiscal year end is March 31st .

The Company has not had revenues from operations since its inception and/or any interim period in the current fiscal year.

The Company filed a Form S-1 Registration Statement with the Securities and Exchange Commission on July 28, 2008 and it was deemed effective on August 15, 2008. The offering is on a best-efforts basis up to 1,000,000 shares of its common stock at a price of $0.125 per share. The shares are intended to be sold directly through the efforts of Frederick Ziegler, the President and a director of Rangeford. The intended methods of communication include, without limitation, telephone and personal contact.

Plan of Operation

As of March 31, 2009, we have $180 of cash available.  We have $13,150 current liabilities. From the date of inception (December 4, 2007) to March 31, 2009, the Company has recorded a net loss of $31020 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC.  In order to survive as a going concern over the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

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

In addition, over the course of the next 180 days, management intends to focus efforts on selling the remaining shares and obtaining a quotation for its common stock on the Over the Counter Bulletin Board (“OTCBB”).

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

General

We are an exploration stage company organized under the laws of the State of Nevada on Dec. 4, 2007 for the purpose of purchasing, developing and operating oil and gas leases. We are currently not earning any revenues and we are not conducting any business operations at the time. We have not acquired any leases or property at this time.

We have no revenues, no operations, and have been issued a going concern opinion and require additional capital to fund our operations.

We have a specific business plan and do not intend to engage in any merger, acquisition or business reorganization with any previously identified entity.  We have no plans to change our business activities or to combine with another business and are not aware of any events or circumstances that might cause us to change our plans.

Operations

We have currently not acquired any leases or properties.   Upon funding we intend to enter into leases or acquire property.   We intend to engage third parties such as a drilling contractor, a geologist and an engineer to direct the drilling of wells on the lease. As of the date hereof, such third parties have not been engaged and there is no assurance that we will ever enter into contracts with any such third parties.

We will make a determination of leases we are interested in the future as funds become available and based upon the analysis of technical and production date, on site verification of any well equipment and production capability, and verification of ownership of lease hold rights. We have not yet targeted properties and do not intend to do so until we complete exploration of our current lease.

Geological and geophysical

We may engage detailed geological interpretation combined with advanced seismic exploration techniques to identify the most promising drilling sites within our leases.

Geological interpretation is based upon data recovered from existing oil and gas wells in an area and other sources. Such information is either purchased from the company that drilled the wells or becomes public knowledge through state agencies after a period of years. Through analysis of rock types, fossils and the electrical and chemical characteristics of rocks from existing wells, we can construct a picture of rock layers in the area. We will have access to the well logs and decline curves from existing operating wells. Well logs allow us to calculate an original oil or gas volume in place while decline curves from production history allow us to calculate remaining proved producing reserves.

We have not purchased, leased or entered into any agreements to purchase or lease any of the equipment necessary to conduct the geological or geophysical testing referred to herein and will only be able to do so upon raising additional capital trough loans or the sale of equity securities.

Market for oil and gas production

The market for oil and gas production is regulated by both the state and federal governments. The overall market is mature and with the exception of gas, all producers in a producing region will receive the same price. The major oil companies will purchase all crude oil offered for sale at posted field prices. There are price adjustments for quality differences from the Benchmark. Benchmark is Saudi Arabian light crude oil employed as the standard on which OPEC price changes have been based. Quality variances from Benchmark crude results in lower prices being paid for the variant oil. Oil sales are normally contracted with a purchaser or gatherer as it is known in the industry who will pick up the oil at the well site. In some instances there may be deductions for transportation from the well head to the sales point. At this time the majority of crude oil purchasers do not charge transportation fees unless the well is outside their service area. The service area is a geographical area in which the purchaser of crude oil will not charge a fee for picking upon the oil. The purchaser or oil gatherer as it is called within the oil industry, will usually handle all check disbursements to both the working interest and royalty owners. We will be a working interest owner. By being a working interest owner, we are responsible for the payment of our proportionate share of the operating expenses of the well. Royalty owners and overriding royalty owners receive a percentage of gross oil production for the particular lease and are not obligated in any manner whatsoever to pay for the costs of operating the lease. Therefore, we, in most instances, will be paying the expenses for the oil and gas revenues paid to the royalty and overriding royalty interests.

Gas sales are by contract. The gas purchaser will pay the well operator 100% of the sales proceeds on or about the 25th of each and every month for the previous month’s sales. The operator is responsible for all checks and distributions to the working interest and royalty owners. There is no standard price for gas. Price will fluctuate with the seasons and the general market conditions. It is our intention to utilize this market whenever possible in order to maximize revenues. We do not anticipate any significant change in the manner production is purchased, however, no assurance can be given at this time that such changes will not occur.

Acquisition of Future Leases

We have not targeted properties to acquire and do not intend to do so until funds are available to target and acquire properties for exploration.

Competition

The oil and gas industry is highly competitive. Our competitors and potential competitors include major oil companies and independent producers of varying sizes which are engaged in the acquisition of producing properties and the exploration and development of prospects. Most of our competitors have greater financial, personnel and other resources than we do and therefore have greater leverage in acquiring prospects, hiring personnel and marketing oil and gas.

Research and Development

We will be conducting research in the form of drilling on the property. Our business plan is focused on a strategy for maximizing the long-term exploration and development of our properties. To date, we have focused primarily on acquiring our interest in a single lease as described herein.

Government Regulation

The production and sale of oil and gas is subject to regulation by state, federal and local authorities. In most areas there are statutory provisions regulating the production of oil and natural gas under which administrative agencies may set allowable rates of production and promulgate rules in connection with the operation and production of such wells, ascertain and determine the reasonable market demand of oil and gas, and adjust allowable rates with respect thereto.

The sale of liquid hydrocarbons was subject to federal regulation under the Energy Policy and Conservation Act of 1975 which amended various acts, including the Emergency Petroleum Allocation Act of 1973. These regulations and controls included mandatory restrictions upon the prices at which most domestic and crude oil and various petroleum products could be sold. All price controls and restrictions on the sale of crude oil at the wellhead have been withdrawn. It is possible, however, that such controls may be re-imposed in the future but when, if ever, such re-imposition might occur and the effect thereof is unknown.

The sale of certain categories of natural gas in interstate commerce is subject to regulation under the Natural Gas Act and the Natural Gas Policy Act of 1978 (“NGPA”). Under the NGPA, a comprehensive set of statutory ceiling prices applies to all first sales of natural gas unless the gas specifically exempt from regulation (i.e., unless the gas is deregulated). Administration and enforcement of the NGPA ceiling prices are delegated to the Federal Energy Regulatory Commission (“FERC”). In June 1986 the FERC issued Order No. 451, which in general is designed to provide a higher NGPA ceiling price for certain vintages of old gas. It is possible, though unlikely, that we may in the future acquire significant amounts of natural gas subject to NGPA price regulations and/or FERC Order No. 451.

Our operations are subject to extensive and continually changing regulation because of legislation affecting the oil and natural gas industry is under constant review for amendment and expansion. Many departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil and natural gas industry and its individual participants. The failure to comply with such rules and regulations can result in large penalties. The regulatory burden on this industry increases our cost of doing business and, therefore, affects our profitability. However, we do not believe that we are affected in a significantly different way by these regulations than our competitors are affected.

Transportation and Production

Transportation and Sale of Oil and Natural Gas. We can make sales of oil, natural gas and condensate at market prices which are not subject to price controls at this time. The price that we receive from the sale of these products is affected by our ability to transport and the cost of transporting these products to market. Under applicable laws, FERC regulates:

•	the construction of natural gas pipeline facilities, and

•	the rates for transportation of these products in interstate commerce.

Our possible future sales of natural gas are affected by the availability, terms and cost of pipeline transportation. The price and terms for access to pipeline transportation remain subject to extensive federal and state regulation. Several major regulatory changes have been implemented by Congress and FERC from 1985 to the present. These changes affect the economics of natural gas production, transportation and sales. In addition, FERC is continually proposing and implementing new rules and regulations affecting these segments of the natural gas industry that remain subject to FERC’s jurisdiction. The most notable of these are natural gas transmission companies.

FERC’s more recent proposals may affect the availability of interruptible transportation service on interstate pipelines. These initiatives may also affect the intrastate transportation of gas in some cases. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry. These initiatives generally reflect more light-handed regulation of the natural gas industry. The ultimate impact of the complex rules and regulations issued by FERC since 1985 cannot be predicted. In addition, some aspects of these regulatory developments have not become final but are still pending judicial and FERC final decisions. We cannot predict what further action FERC will take on these matters. However, we do not believe that any action taken will affect us much differently than it will affect other natural gas producers, gatherers and marketers with which we might compete.

Effective as of January 1, 1995, FERC implemented regulations establishing an indexing system for transportation rates for oil. These regulations could increase the cost of transporting oil to the purchaser. We do not believe that these regulations will affect us any differently than other oil producers and marketers with which we compete.

Regulation of Drilling and Production. Our proposed drilling and production operations are subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. Among other matters, these statutes and regulations govern:

•	the amounts and types of substances and materials that may be released into the environment,
•	the discharge and disposition of waste materials,
•	the reclamation and abandonment of wells and facility sites, and
•	the remediation of contaminated sites,

and require:

•	permits for drilling operations,
•	drilling bonds, and
•	reports concerning operations.

Environmental Regulations

General. Our operations are affected by the various state, local and federal environmental laws and regulations, including the:

•	Clean Air Act,

•	Oil Pollution Act of 1990,

•	Federal Water Pollution Control Act,

•	Resource Conservation and Recovery Act (“RCRA”),

•	Toxic Substances Control Act, and

•	Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”).

These laws and regulations govern the discharge of materials into the environment or the disposal of waste materials, or otherwise relate to the protection of the environment. In particular, the following activities are subject to stringent environmental regulations:

•	drilling,

•	development and production operations,

•	activities in connection with storage and transportation of oil and other liquid hydrocarbons, and

•	use of facilities for treating, processing or otherwise handling hydrocarbons and wastes.

Violations are subject to reporting requirements, civil penalties and criminal sanctions. As with the industry generally, compliance with existing regulations increases our overall cost of business. The increased costs cannot be easily determined. Such areas affected include:

•	unit production expenses primarily related to the control and limitation of air emissions and the disposal of produced water,

•
capital costs to drill exploration and development wells resulting from expenses primarily related to the management and disposal of drilling fluids and other oil and natural gas exploration wastes, and

•	capital costs to construct, maintain and upgrade equipment and facilities and remediate, plug and abandon inactive well sites and pits.

Environmental regulations historically have been subject to frequent change by regulatory authorities. Therefore, we are unable to predict the ongoing cost of compliance with these laws and regulations or the future impact of such regulations on our operations. However, we do not believe that changes to these regulations will have a significant negative affect on our operations.

A discharge of hydrocarbons or hazardous substances into the environment could subject us to substantial expense, including both the cost to comply with applicable regulations pertaining to the cleanup of releases of hazardous substances into the environment and claims by neighboring landowners and other third parties for personal injury and property damage. We do not maintain insurance for protection against certain types of environmental liabilities.

The Clean Air Act requires or will require most industrial operations in the United States to incur capital expenditures in order to meet air emission control standards developed by the EPA and state environmental agencies. Although no assurances can be given, we believe the Clean Air Act requirements will not have a material adverse effect on our financial condition or results of operations.

RCRA is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either:

•	a “generator” or “transporter” of hazardous waste, or

•	an “owner” or “operator” of a hazardous waste treatment, storage or disposal facility.

At present, RCRA includes a statutory exemption that allows oil and natural gas exploration and production wastes to be classified as non-hazardous waste. As a result, we will not be subject to many of RCRA’s requirements because our operations will probably generate minimal quantities of hazardous wastes.

CERCLA, also known as “Superfund,” imposes liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include:

•	the “owner” or “operator” of the site where hazardous substances have been released, and

•	companies that disposed or arranged for the disposal of the hazardous substances found at the site.

CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of our ordinary operations, we could generate waste that may fall within CERCLA’s definition of a “hazardous substance.” As a result, we may be liable under CERCLA or under analogous state laws for all or part of the costs required to clean up sites at which such wastes have been disposed.

Under such law we could be required to:

•	remove or remediate previously disposed wastes, including wastes disposed of or released by prior owners or operators,

•	clean up contaminated property, including contaminated groundwater, or

•	perform remedial plugging operations to prevent future contamination.

We could also be subject to other damage claims by governmental authorities or third parties related to such contamination.

Company’s office

Our offices are located at 8541 North Country Road 11, Wellington, Colorado and our telephone number is (970) 218-7080.

ITEM 1A.     RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.	PROPERTIES

None.

ITEM 3.	LEGAL PROCEEDINGS

We are not presently a party to any litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.	MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of the date of this annual report, there is no public market in Rangeford common stock.  The current offering by the Company is a step toward creating a public market for Rangeford stock, which may enhance the liquidity of Rangeford shares. However, there can be no assurance that a meaningful trading market will develop.  Rangeford and its management make no representation about the present or future value of Rangeford common stock.

As of the date of this prospectus;

1. There are no outstanding options or warrants to purchase, or other instruments convertible into, common equity of Rangeford;

2. There are currently 10,0014,000 shares of Rangeford common stock held by nineteen (19) shareholders. Its sole officer and director Frederick Ziegler, controls 6,000,000 shares while two (2) non-affiliates own 600,000 shares and one shareholder, who is an affiliate due to the size of its holdings, has 3,400,000 shares of our common stock that are eligible to be sold pursuant to Rule 144 under the Securities Act;

3. Other than the stock registered under this Registration Statement, there is no stock that has been proposed to be publicly offered resulting in dilution to current shareholders.

All of the presently outstanding shares of common stock (10,014,000) are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available.  The SEC has adopted final rules amending Rule 144 which became effective on February 15, 2008. Pursuant to the new Rule 144, one year must elapse from the time a “shell company”, as defined in Rule 405, ceases to be a “shell company” and files Form 10 information with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Securities and Exchange Act of 1934 (the “Exchange Act”). Under the amended Rule 144, restricted or unrestricted securities, that were initially issued by a reporting or non-reporting shell company or an Issuer that has at anytime previously a reporting or non-reporting shell company as defined in Rule 405, can only be resold in reliance on Rule 144 if the following conditions are met: (1) the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company; (2) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (3) the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the Issuer was required to file such reports and materials), other than Form 8-K reports; and (4) at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

At the present time, the Company is not classified as a “shell company” under Rule 405 of the Securities Act. The Company believes that simply because it is small and has few assets and has had no revenues does not define Rangeford as a shell company. Our disclosures contained in our registration statement clearly state that we have a definite business plan and fully intend to implement that plan immediately upon the completion of our offering. In the event that either the SEC or the Financial Industry Regulatory Authority (FINRA) disagrees with our assessment, all restricted securities presently held by the founders of the Company may not be resold in reliance on Rule 144 until: (1) the Company files Form 10 information with the SEC when it ceases to be a “shell company”; (2) the Company has filed all reports as required by Section 13 and 15(d) of the Securities Act for twelve consecutive months; and (3) one year has elapsed from the time the Company files the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

Holders of Common Stock

We had 4 shareholders of record of 10,014,000 shares of our common stock as of March 31, 2009.

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as  id and offer quotes, a dealers spread and broker/dealer compensation; the broker/dealer compensation, the broker/dealers’ duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers’ rights and remedies in cases of fraud in penny stock transactions; and, the FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

ITEM 6.        SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section of this annual report on Form 10-K includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this annual report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

Estimates and Assumptions

In the preparation of our financial statements, no estimates have been used since there is insufficient historical information in which to base such estimates.

Trends Affecting Our Business

We do not recognize any trends which will affect our business.  While it appears that we are in a worldwide recession, the demand for oil and gas production remains constant in good or bad economical cycles though the prices that the Company may receive for its production will vary.

Plan of Operation For The Next Twelve Months

Unless we raise additional capital through the sale of common stock in the current offering and in subsequent private placements, we do not plan to spend any funds on the research and development. Instead, we intend to work with what we have, and focus our efforts on acquiring existing production in order to increase revenues.  In this scenario, our officers intend to focus their efforts on raising additional capital to finance such acquisitions.

Results of Operations

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. Rangeford was incorporated in the State of Nevada on June 29, 2007.

Readers will note that Rangeford has raised a total of approximately $1,750 from the sale of its common stock.  As of March 31, 2009, Rangeford had a balance (less outstanding checks) of $180 in cash with liabilities of $31,020 as a note payable.

The Company will be required to raise additional funds in order to pay the fees associated with maintaining its status as a reporting company, as defined under the Securities Act of 1934 and fund the above costs associated with its business strategy.  The Company will need to raise a minimum of $31,000 over the course of the next twelve months in order to cover expenses related to maintaining its status as a reporting company (legal, auditing, and filing fees) estimated at $25,000 and $6,000 to cover additional exploration costs associated with maintaining the Company’s capital raising efforts and general corporate expenses.  There is no assurance we will receive the required financing to complete our business strategies.  Even if we are successful in raising proceeds from the offering we have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.

Rangeford has no plans to undertake product research and development during the term covered herein. There are also no plans or expectations to purchase or sell any plant and or significant equipment in fiscal year 2010.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We have generated limited revenues from operations. Primarily this is as a result of not devoting full time to our operations.  Our officers and directors have other occupations to which they devote significant time.   We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we have to attract acquire oil and gas production, we hope to become profitable and competitive.  We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

We believe that possible inflation and price changes will affect our revenues.

Our auditors have issued a going concern opinion.  This means that there is substantial uncertainty that we will continue operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Liquidity and Capital Resources

Since inception, we have issued 10,014,000 shares of our common stock and received cash of $1,750.

We have generated no revenues from the sale of oil or gas.  We expect to obtain capital through the sale of our common stock.  There is no assurance we will sell any shares of common stock. We believe that revenues from the sale of our product and capital generated from the sale of our common stock will allow us to operate for the next twelve months.

Revenue from the sale of our product, capital raised from the sale of common stock, and shareholder loans are our only anticipated sources of additional capital. We have not determined the amount of money, if any, we will raise from the sale of our common stock.

As of March 31, 2009, our total current assets were $180 and our total current liabilities were $13,150 resulting in a working capital deficit of $12,970.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Critical Accounting Policies

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates.  These significant accounting policies relate to revenue recognition, valuation of long-lived assets and income taxes. These policies, and the related procedures, are described in detail below.

Revenue recognition

The Company’s revenue consists of sales of internet educational courses to end-users through the Company’s website which is recognized when services are rendered and payments are received or rights to receive consideration are obtained and collection of consideration is reasonably assured.

Impairment of long lived assets

Long-lived assets of the Company are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value has become impaired, in accordance with the guidance established in Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis

Income taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method.

Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The effect on deferred income tax assets and liabilities of a change in income tax rates is included in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKETRISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

RANGEFORD RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

Audited Financial Statements

For the Year Ended March 31, 2009, the Period of
December 4, 2007 (Inception) to March 31, 2008 and the Period of
December 4, 2007 (Inception) to March 31, 2009

RANGEFORD RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

Audited Financial Statements

For the Year Ended March 31, 2009, the Period of
December 4, 2007 (Inception) to March 31, 2008 and the Period of
December 4, 2007 (Inception) to March 31, 2009

TABLE OF CONTENTS

Page(s)
Report of Independent Registered Accounting Firm	F-3

Balance Sheets as of March 31, 2009 and 2008	F-4

Statements of Operations for the year ended March 31, 2009, the period of December 4, 2007 (inception) to March 31, 2008 and the period of December 31, 2007 (inception) to March 31, 2009	F-5

Statements of Cash Flows for the year ended March 31, 2009, the period of December 4, 2007 (inception) to March 31, 2008 and the period of December 31, 2007 (inception) to March 31, 2009	F-6

Statement of Changes in Stockholders’ Equity	F-7

Notes to Audited Financial Statements	F-8-17

THE BLACKWING GROUP, LLC
18921G E VALLEY VIEW PARKWAY #325
INDEPENDENCE, MO 64055
816-813-0098

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Rangeford Resources, Inc. (An Exploration Stage Enterprise)
8541 North Country Road II
Wellington, CO 80549

We have audited the accompanying balance sheet of Rangeford Resources, Inc. (An Exploration Stage Enterprise) as of March 31, 2008 and 2009, and the related statements of income and changes in member’s equity, and cash flows for the periods then ended and for the period from December 4, 2007 through March 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Rangeford Resources, Inc. (An Exploration Stage Enterprise) as of March 31, 2008 and 2009, and the results of its operations and its cash flows for the periods then ended and for the period from December 4, 2007 through March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company faces competition from existing companies with considerably more financial resources and business connections. In the event that Company fails to meet the anticipated levels of performance there is significant doubt that the Company will be able to meet the debt obligations related to the non public offering. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Blackwing Group, LLC
Issuing Office: Independence, MO
May 23, 2008

RANGEFORD RESOURCES, INC.
(An Exploration Stage Enterprise)
Balance Sheets

	March 31,
	2009	2008

ASSETS

Current assets
Cash	$180	$100
Prepaid Expenses	-	13,200

Total current assets	180	13,300

Total assets	$180	$13,300

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	$3,750	$-
Related party payable	9,400	-

Total current liabilities	13,150	-

Stockholders' (Deficit) Equity
Common stock, $.001 par value; 75,000,000 shares authorized, 10,014,000 and 10,000,000 shares issued and outstanding at March 31, 2009 and 2008	10,014	10,000
Additional Paid in Capital	8,036	7,300
Subscriptions receivable	-	(4,000)
Deficit accumulated during the development stage	(31,020)	-
Total stockholders' (deficit) equity	(12,970)	13,300

Total liabilities and stockholders' (deficit) equity	$180	$13,300

See accompanying notes to financial statements

RANGEFORD RESOURCES, INC.
(An Exploration Stage Enterprise)
Statements of Operations

	Year ended March 31, 2009	For the period from December 4, 2007 (inception) to March 31, 2008	For the period from December 4, 2007 (inception) to March 31, 2009

Revenue	$-	$-	$-

Expenses
Professional fees	30,745	-	30,745
Other general & administrative	275	-	275
Total expenses	31,020	-	31,020

Net loss	$(31,020)	$-	$(31,020)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	10,007,363	10,000,000

See accompanying notes to financial statements

RANGEFORD RESOURCES, INC.
(A Development Stage Enterprise)
Statements of Cash Flows

	Year ended March 31, 2009	For the period from December 4, 2007 (inception) to March 31, 2008	For the period from December 4, 2007 (inception) to March 31, 2009

Cash flows from operating activities
Net loss	$(31,020)	-	$(31,020)

Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	13,200	13,200
Changes in operating assets and liabilities
Prepaid expenses	13,200	(13,200)	-
Accounts payable	3,750	-	3,750
Net cash used in operating activities	(14,070)	-	(14,070)

Net cash from investing activities	-		-

Cash flows from financing activities
Proceeds from related party payable	9,400	-	9,400
Proceeds from issuance of stock	4,750	100	4,850
Net cash provided by financing activities	14,150	100	14,250

Net increase in cash	80	100	180

Cash at beginning of period	100	-	-

Cash at end of period	$180	100	$180

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 7,630,058 shares of common stock for professional and consulting services	$-	13,200	$13,200

Supplemental Cash Flow Information:
Cash paid for interest	$-	-	$-
Cash paid for income taxes	$-	-	$-

See accompanying notes to financial statements

RANGEFORD RESOURCES, INC.
(An Exploration Stage Enterprise)
Statement of Changes in Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Subscription receivable	Accumulated Deficit	Total
	Shares	Amount
Issue common stock subscribed, December 4, 2007	10,000,000	$10,000	$7,300	$(4,000)	$-	$13,300
Net loss for the period of December 4, 2007 (inception) to March 31, 2008	-	-	-	-	-	-
Balance, March 31, 2008	10,000,000	10,000	7,300	(4,000)	-	13,300

Collection of subscription receivable, April 30, 2008	-	-	-	4,000	-	4,000
Shares issued for cash, October 2008	14,000	14	736	-	-	750
Net loss for the year ended March 31, 2009	-	-	-	-	(31,020)	(31,020)
Balance, March 31, 2009	10,014,000	10,014	8,036	-	(31,020)	(12,970)

See accompanying notes to financial statements

RANGEFORD RESOURCES, INC.
(An Exploration Stage Enterprise)
Notes to Audited Financial Statements
For the Year Ended March 31, 2009, the Period of December 4, 2007 (Inception)
to March 31, 2008 and the Period of December 4, 2007 (Inception) to March 31, 2009

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

Organization, Nature of Business and Trade Name

Rangeford Resources, Inc. (the Company) was incorporated on December 4, 2007 in the State of Nevada. The Company is a start-up exploration stage company organized under the laws of the State of Nevada on December 4, 2007 for the purpose of purchasing, developing and operating oil and gas leases, which are not in either the development stage or production stage. The Company is an oil and gas company registered under the Investment Company Act of 1940, as amended (the “1940 Act”).

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

RANGEFORD RESOURCES, INC.
(An Exploration Stage Enterprise)
Notes to Audited Financial Statements
For the Year Ended March 31, 2009, the Period of December 4, 2007 (Inception)
to March 31, 2008 and the Period of December 4, 2007 (Inception) to March 31, 2009

Stockholders’ Equity: Common stock

The authorized common stock of the Company consists of 75,000,000 shares with par value of $0.001.  On December 4, 2007, the Company authorized the issuance of 10,000,000 shares of its $.001 par value common stock at $0.00173 per share in consideration of $4,100 in cash and $13,200 of professional and legal services for a total consideration of $17,300.

During the year ended March 31, 2009, the Company issued 14,000 shares of its common stock pursuant to its S-1 registration statement which was declared effective on August 15, 2008 for a total cash consideration of $750.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the fiscal year ending March 31, 2009.  As of March 31, 2009 the Company had 10,014,000 common shares outstanding and no potentially dilutive securities.

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

RANGEFORD RESOURCES, INC.
(An Exploration Stage Enterprise)
Notes to Audited Financial Statements
For the Year Ended March 31, 2009, the Period of December 4, 2007 (Inception)
to March 31, 2008 and the Period of December 4, 2007 (Inception) to March 31, 2009

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

RANGEFORD RESOURCES, INC.
(An Exploration Stage Enterprise)
Notes to Audited Financial Statements
For the Year Ended March 31, 2009, the Period of December 4, 2007 (Inception)
to March 31, 2008 and the Period of December 4, 2007 (Inception) to March 31, 2009

Net deferred tax assets consist of the following components from Inception on December 4, 2007 to March 31, 2009:

2008
Net operating loss carry forward	$31,020
Valuation allowance	(31,020)
Net deferred tax asset	$-

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

Since Inception
Tax at statutory rate (35%)	$10,857
Increase in valuation allowance	(10,857)
Net deferred tax asset	$-

At March 31, 2009, the Company had an operating loss carry forward of $31,020 that can be used as an offset against future taxable income. No tax benefit has been reported in the March 31, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

RANGEFORD RESOURCES, INC.
(An Exploration Stage Enterprise)
Notes to Audited Financial Statements
For the Year Ended March 31, 2009, the Period of December 4, 2007 (Inception)
to March 31, 2008 and the Period of December 4, 2007 (Inception) to March 31, 2009

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

 Use of Estimates (continued)

Actual results could differ from those estimates. Rangeford Resources, Inc.’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Fair Value of Financial Instruments

As at March 31, 2009, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

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

RANGEFORD RESOURCES, INC.
(An Exploration Stage Enterprise)
Notes to Audited Financial Statements
For the Year Ended March 31, 2009, the Period of December 4, 2007 (Inception)
to March 31, 2008 and the Period of December 4, 2007 (Inception) to March 31, 2009

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

RANGEFORD RESOURCES, INC.
(An Exploration Stage Enterprise)
Notes to Audited Financial Statements
For the Year Ended March 31, 2009, the Period of December 4, 2007 (Inception)
to March 31, 2008 and the Period of December 4, 2007 (Inception) to March 31, 2009

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

Concentration of Risk

The Company at times may maintain a cash balance in excess of insured limits. At March 31, 2009, the Company has no cash in excess of insured limits.

Revenue Recognition

The Company recognizes oil revenues when pumped and metered by the customer.

RANGEFORD RESOURCES, INC.
(An Exploration Stage Enterprise)
Notes to Audited Financial Statements
For the Year Ended March 31, 2009, the Period of December 4, 2007 (Inception)
to March 31, 2008 and the Period of December 4, 2007 (Inception) to March 31, 2009

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents. As of March 31, 2009, the Company had $180 in cash and no cash equivalents.

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period. As of March 31, 2009, the Company did not own any depreciable property.

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

RANGEFORD RESOURCES, INC.
(An Exploration Stage Enterprise)
Notes to Audited Financial Statements
For the Year Ended March 31, 2009, the Period of December 4, 2007 (Inception)
to March 31, 2008 and the Period of December 4, 2007 (Inception) to March 31, 2009

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

Since inception and through March 31, 2009, the Company has received advances from Mr. Ziegler, our sole officer and director, in the amount of $9,400. These advances were used to pay for professional services associated with the start-up costs of the Company such as audits and filing the Company’s S-1 registration statement. These advances are non-interest bearing and due on demand. Interest has not been imputed due to the immaterial impact this would have on the financial statements as a whole.

RANGEFORD RESOURCES, INC.
(An Exploration Stage Enterprise)
Notes to Audited Financial Statements
For the Year Ended March 31, 2009, the Period of December 4, 2007 (Inception)
to March 31, 2008 and the Period of December 4, 2007 (Inception) to March 31, 2009

 NOTE D - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE E– SUBSEQUENT EVENTS

No events have occurred subsequent to the balance sheet date which would require disclosure in the financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to March 31, 2009, included in this report have been audited by The Blackwing Group, LLC, as set forth in this annual report.

ITEM 9A.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of March 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors

Our directors will serve until his/her successor is elected and qualified. Our officer is elected by the board of directors to a term of one (1) year and serves until his/her successor is duly elected and qualified, or until he/she is removed from office.

The names, addresses, ages and positions of our present officers and directors are set forth below:
Name	Age	Position

Frederick Ziegler	66	Pres./Sec./Treas./

Ronald A. Davis	66	Control Person

The persons named above have held their offices/positions since our inception and is expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

Fred Ziegler, President, Member of the Board of Directors, age 66.

For the past ten years, Mr. Ziegler has owned and managed three real estate development companies. During this period, he developed 1100 residential building lots and forty five acres of commercial development including a 93-room Comfort Inn, a 32900 grocery store and a K-6 elementary school.

In 1980 he became the President of Colorado Eastern Oil Corporation which later merged with Spring Creek Resources, Inc,, a publicly traded company.

In addition, Mr. Ziegler has farmed over 2000 acres of wheat, corn and sugar beets, as well as being employed as a county sheriff and town marshal.

Ronald A. Davis, Control Person, age 66.

Mr. Davis commenced his career at Goldman Sachs & Co. in 1964 as an office boy. Following the completion of graduate school at the University of Southern California and military service, Mr. Davis returned to Goldman Sachs where he worked until joining Dean Witter & Co. (now Morgan Stanley). Areas of work responsibility included syndication and institutional sales.

In February 2008, Mr. Davis founded Genesis Corporate Development, LLC and is the managing director where he provides business consulting services to start-up companies.  Mr. Davis advises on such matters as business plan development, identifying angel groups interested in investments similar to the client’s project, and assists with writing and developing business and finance strategies.  Prior to Genesis Corporate Development Mr. Davis operated his consulting services through Heartland Managed Risk, LLC (established in 2002.) This business was combined with Genesis in the spring of 2008.

In March 2008, Mr. Davis founded Walker, Bannister & Dunn, LLC and is the sole member and control person of this Company.  Through this business Mr. Davis provides specialized consulting services to businesses seeking private and public equity financing.

In December 2005, Mr. Davis founded St. Vincent Press, Inc. this company was organized to publish short run books with a small audience. The material was to include subjects such as investments, insurance, self directed and check book controlled Individual Retirement Accounts and tax related matters. From inception to Mr. Davis’ resignation from the Company, he provided management and financial backing. In addition, he was instrumental in raising about $50,000 to facilitate future growth and as of December, 2007, Mr. Davis resigned his position to seek other opportunities and is acting in a limited advisory role with the company

Involvement with Reporting and Public Companies

Currently Mr. Davis is the sole officer and director of Bella Viaggio, Inc., a Reporting Company with the Securities and Exchange Commission.  Mr. Davis formed this corporation in June 2007 for the purpose developing day spas and upscale hair salons.  Currently Mr. Davis spends approximately 20% of his time towards the development of this business.  To date, Bella has not commenced business operations.

Currently Mr. Davis is a controlling shareholder of Rangeford Resources, Inc., owning approximately 34% of the Company’s common stock.  Mr. Davis is a minority shareholder and performs no management role for the Company.  To date, Rangeford has not commenced business operations.

From August 2007 to December 2007, Mr. Davis was the Treasurer of Friendly Auto Dealers, Inc., a Reporting Company whose common stock is currently listed on the Over the Counter Bulletin Board (“OTCBB”) under the trading symbol FYAD.   He served in a limited role for this Company providing accounting services until he resigned from the Company.  At the date of his resignation Friendly had not commenced business operations.

In 1994, Mr. Davis was nominated President and Chief Executive Officer of Caffe Diva Group, Ltd., a U.S. based Pink Sheet Public Company, trading under the symbol CFDA.  This business was engaged in the roasting and retail sale of gourmet coffee through a 47 store chain of espresso drive-thrus. Mr. Davis provided and directed this business from the time it opened its first store until the 47th store was acquired.  During his stewardship, all of the Company’s stores achieved and maintained profitability. In September of 2000, Mr. Davis resigned from his positions with the Company.

Education

Mr. Davis received his B.S. in Business Administration from the University of Southern California. In 1967, he completed his work on a Masters of Business Administration from the University of Southern California and immediately entered the U.S. Army. Mr. Davis is a past (1999-2002) Adjunct Professor in the Graduate School of Business, Portland State University, Portland, Oregon where he taught courses on capital formation and new venture creation

Published Works

Mr. Davis has written two books that have been published.  In 1972, The Financial Impact on Conglomerates of Vertical and Horizontal Diversification and in 2002, Managing Wealth: Improving Investment Returns In An Offshore Environment.

In addition, Mr. Davis wrote an article published in Venture Magazine titled, Small Company Capital Formation Strategies.

Currently, Mr. Davis is working on a new book, whose original publication date was February 2008, How the Poor Get Rich: Low Risk High Return Investing which he plans to have published and available in the winter of 2010.

Conflicts of Interest

There are no conflicts of interest.  Further, we have not established any policies to deal with possible future conflicts of interest.

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Involvement in Certain Legal Proceedings

Rangeford Resources, Inc. is not currently a party to any legal proceedings.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

ITEM 11.      EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the last two years through March 31, 2009, for our officers.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officer.

Summary Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Frederick Ziegler	2009	0	0	0	0	0	0	0	0
President, Secretary	2008	0	0	0	0	0	0	0	0
and Treasurer

Employment Agreements

We have no employment agreements.

Compensation of Directors

The following table sets forth the compensation paid to each of our directors in 2009.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named directors.

Director Compensation
Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Frederick Ziegler	0	0	0	0	0	0	355

The sole director receives no compensation for attending the meetings of the board of directors.  The board of directors met 4 times in fiscal year 2009.  Since March 31, 2009, we have met once.

Potential Payments Upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the company. We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer's responsibilities following a change-in-control.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

As of the date hereof, we have not entered into employment contracts with any of our officers and do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

The General Corporation Law of the State of Nevada, under which the Company is organized, permits the inclusion in the articles of incorporation of a corporation of a provision limiting or eliminating the potential monetary liability of directors to a corporation or its stockholders by reason of their conduct as directors. The provision would not permit any limitation on, or the elimination of, liability of a director for disloyalty to his or her corporation or its stockholders, failing to act in good faith, engaging in intentional misconduct or a knowing violation of the law, obtaining an improper personal benefit or paying a dividend or approving a stock repurchase that was illegal under Nevada law. Accordingly, the provisions limiting or eliminating the potential monetary liability of directors permitted by Nevada law apply only to the “duty of care” of directors, i.e., to unintentional errors in their deliberations or judgments and not to any form of “bad faith” conduct.

The articles of incorporation of the Company contain a provision which eliminates the personal monetary liability of directors to the extent allowed under Nevada law. Accordingly, a stockholder is able to prosecute an action against a director for monetary damages only if he or she can show a breach of the duty of loyalty, a failure to act in good faith, intentional misconduct, a knowing violation of law, an improper personal benefit or an illegal dividend or stock repurchase, as referred to in the amendment, and not “negligence” or “gross negligence” in satisfying his or her duty of care. Nevada law applies only to claims against a director arising out of his or her role as a director and not, if he or she is also an officer, his or her role as an officer or in any other capacity or to his or her responsibilities under any other law, such as the federal securities laws.

In addition, the Company’s articles of incorporation and bylaws provide that the Company will indemnify our directors, officers, employees and other agents to the fullest extent permitted by Nevada law. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise. The Company has been advised that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by a director, officer or controlling person of the Company in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Company will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

No pending litigation or proceeding involving a director, officer, employee or other agent of the Company as to which indemnification is being sought exists, and the Company is not aware of any pending or threatened material litigation that may result in claims for indemnification by any director, officer, employee or other agent.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of his/her shares and possess voting and dispositive power with respect to the shares. The following table provides the names and addresses of each person known to Rangeford Resources, Inc. to own more than 5% of the outstanding common stock as of March 31, 2009, and by the Officers and Directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class*
Common Stock	Frederick Ziegler Post Office Box 1365 8541 North County Road 11 Wellington, Colorado 80549	6,000,000 shares	60.00%

Common Stock	Walker, Bannister & Dunn, LLC** 4412 8tth Street SW Vero Beach, Florida 32968	3,400,000 shares	34.00%

TOTALS		9,400,000	94.00%

*The percent of class is based on 10,000,000 shares of common stock issued and outstanding as of June ______, 2009.
** Walker, Bannister & Dunn, LLC is managed by Ronald A. Davis

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

There are no promoters being used in relation with this offering, except that under the definition of promoter in Rule 405 of Regulation C of the Securities Act of 1933, Frederick Ziegler, Sole Officer and Sole Director of Rangeford Resources, Inc. and Ronald A. Davis are considered promoters with respect to this offering. No persons who may, in the future, be considered a promoter will receive or expect to receive assets, services or other consideration from us. No assets will be or are expected to be acquired from any promoter on behalf of Rangeford Resources, Inc.. We have not entered into any agreements that require disclosure to our shareholders.

None of the following parties has, since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•     The Officers and Directors;

•     Any person proposed as a nominee for election as a director;

•     Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the outstanding shares of common stock;

•     Any relative or spouse of any of the foregoing persons who have the same house as such person.

On December 10, 2007  Rangeford Resources, Inc.  issued 6,000,000 shares of Common stock to Frederick Ziegler for $4,100.00 in cash and services.  This value was determined as an arms length transaction between non-related parties.

On December 10, 2007  Rangeford Resources, Inc. issued 3,400,000 shares of Common stock to Walker, Bannister & Dunn, LLC for $7,200 in future services.  This value was determined as an arms length transaction between non-related parties.

Rangeford Resources, Inc. issued 100,000 shares of Common stock to Jameson Capital, LLC on December 10, 2007 for $1,000.00 in exchange for services to be rendered. This value was determined as an arms length transaction between non-related parties.

The Company, on December 10, 2007, issued 500,000 shares of Common stock to Ramsgate Group, Inc. for $5,000.00 in services to be rendered. This value was determined as an arms length transaction between non-related parties.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2009	$3,000	The Blackwing Group, LLC
2008	$1,500	The Blackwing Group, LLC

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$0	The Blackwing Group, LLC
2008	$0	The Blackwing Group, LLC

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009	$0	The Blackwing Group, LLC
2008	$0	The Blackwing Group, LLC

 (4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$0	The Blackwing Group, LLC
2008	$0	The Blackwing Group, LLC

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of June, 2009.

RANGEFORD RESOURCES, INC.

BY:	/s/ Frederick Ziegler
Frederick Ziegler
President, Principal Accounting Officer, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/ Frederick Ziegler	President, Principal Accounting Officer,	June 30, 2009
Frederick Ziegler	Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and Director

EXHIBIT INDEX

		Incorporated by reference
Exhibit No.	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	11/07/08	3.1

3.2	Bylaws.	S-1	11/07/08	3.2

14.1	Code of Ethics.	S-1	11/07/08	14.1

14.2	Code of Ethics				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X