Form 10-Q
period 2009-06-30
Rangeford Resources, Inc.
filed 2009-08-10
CIK 1438035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2009

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

Yes  X .  No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	.

Non-accelerated filer	.	Smaller reporting company	X .
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No  X  .

10,014,000 shares of Common Stock, par value $0.001, were outstanding on August 4, 2009.

RANGEFORD RESOURCES, INC.

PART I ― FINANCIAL INFORMATION

Item 1.   Financial Statements.

RANGEFORD RESOURCES, INC.

(A Development Stage Enterprise)

Unaudited Financial Statements

For the Three Months Ended June 30, 2009 and 2008 and the

Period of December 4, 2007 (Inception) to June 30, 2009

RANGEFORD RESOURCES, INC.

(A Development Stage Enterprise)

Unaudited Financial Statements

For the Three Months Ended June 30, 2009 and 2008 and the

Period of December 4, 2007 (Inception) to June 30, 2009

RANGEFORD RESOURCES, INC.
(An Exploration Stage Enterprise)
Balance Sheets

	June 30, 2009	March 31, 2009

	(Unaudited)
ASSETS

Current assets
Cash	$-	$180
Total current assets	-	180

Total assets	$-	$180

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Bank overdraft	$4	$-
Accounts payable	6,200	3,750
Related party payable	11,150	9,400
Total current liabilities	17,354	13,150

Stockholders' (Deficit) Equity
Common stock, $.001 par value; 75,000,000 shares authorized, 10,014,000 shares issued and outstanding	10,014	10,014
Additional Paid in Capital	8,036	8,036
Deficit accumulated during the development stage	(35,404)	(31,020)
Total stockholders' (deficit) equity	(17,354)	(12,970)

Total liabilities and stockholders' (deficit) equity	$-	$180

See accompanying notes to financial statements

RANGEFORD RESOURCES, INC.
(An Exploration Stage Enterprise)
Statements of Operations (Unaudited)

			For the period from December 4, 2007 (inception) to June 30, 2009

	Three months ended June 30,
	2009	2008

Revenue	$-	$-	$-

Expenses
Professional fees	4,200	14,300.00	34,945
Other general & administrative	184	92.00	459
Total expenses	4,384	14,392	35,404

Net loss	$(4,384)	$(14,392)	$(35,404)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	10,014,000	10,000,000

See accompanying notes to financial statements

RANGEFORD RESOURCES, INC.
(A Development Stage Enterprise)
Statements of Cash Flows (Unaudited)

			For the period from December 4, 2007 (inception) to June 30, 2009

	Three months ended June 30,
	2009	2008
Cash flows from operating activities
Net loss	$(4,384)	$(14,392)	$(35,404)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	-	13,200
Changes in operating assets and liabilities
Prepaid expenses	-	3,300	-
Accounts payable	2,450	-	6,200
Net cash used in operating activities	(1,934)	(11,092)	(16,004)

Net cash from investing activities	-		-

Cash flows from financing activities
Proceeds from bank overdraft	4		4
Proceeds from related party payable	1,750	7,500	11,150
Proceeds from sale of stock	-	4,000	4,850
Net cash provided by financing activities	1,754	11,500	16,004

Net change in cash	(180)	408	-

Cash at beginning of period	180	100	-

Cash at end of period	$-	$508	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 7,630,058 shares of common stock for professional and consulting services	$-	$-	$13,200

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

 Rangeford Resources, Inc.

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

For the Three Months Ended June 30, 2009 and 2008 and the

Period of December 4, 2007 (Inception) to June 30, 2009

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2009 audited financial statements.  The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Plan of Operation

As of June 30, 2009, we have $0 of cash available.  We have $17,354 current liabilities. From the date of inception (December 4, 2007) to June 30, 2009 the Company has recorded a net loss of $35,404 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC.  In order to survive as a going concern over the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

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

Management feels the weaknesses identified above, being the latter three, have not had any effect on the financial results of the Company. Management will have to address the lack of independent members on the Audit Committee and identify an “expert” for the Committee to advise other members as to correct accounting and reporting procedures.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

None.

Item 5. Other Information

On or about June 15, 2009, the Company, SNRG Corporation and Gohlke Partners, Inc. reached an agreement to purchase certain oil leases in Victoria County Texas for $100,000. (See 8K filed on June 18, 2009)

On July 7, 2009 issues concerning clear title to those leases became available to the Company. Subsequently, on July 14, 2009 the Company announced the termination of the agreement. Rangeford has no financial interest in the Victoria County Texas lease.

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

Rangeford Resources, Inc.

Date: August 7, 2008	By:	/s/ Frederick Ziegler
Frederick Ziegler
Chief Financial Officer, Treasurer and Secretary
(principal financial and accounting officer)

Date: August 7, 2009	By:	/s/ Frederick Ziegler
Frederick Ziegler
President and Chief Executive Officer