Form 10-Q
period 2009-09-30
Rangeford Resources, Inc.
filed 2009-11-10
CIK 1438035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

10,014,000 shares of Common Stock, par value $0.001, were outstanding on November 9, 2009.

RANGEFORD RESOURCES, INC.

PART I ― FINANCIAL INFORMATION

Item 1. Financial Statements.

RANGEFORD RESOURCES, INC.

(A Development Stage Enterprise)

Unaudited Financial Statements

For the Three and Six Months Ended September 30, 2009 and 2008 and the

Period of December 4, 2007 (Inception) to September 30, 2009

RANGEFORD RESOURCES, INC.

(A Development Stage Enterprise)

Unaudited Financial Statements

For the Three and Six Months Ended September 30, 2009 and 2008 and the

Period of December 4, 2007 (Inception) to September 30, 2009

Page(s)
Balance Sheets as of September 30, 2009 and March 31, 2009	5

Statements of Operations for the three and six months ended September 30, 2009 and 2008 and the period of December 4, 2007 (Inception) to September 30, 2009	6

Statements of Cash Flows for the six months ended September 30, 2009 and 2008 and the period of December 4, 2007 (Inception) to September 30, 2009	7

Notes to the Unaudited Financial Statements	8

RANGEFORD RESOURCES, INC.
(An Exploration Stage Enterprise)
Balance Sheets

	September 30, 2009	March 31, 2009

	(Unaudited)
ASSETS

Current assets
Cash	$55	$180
Total current assets	55	180

Total assets	$55	$180

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$6,005	$3,750
Related party payable	11,150	9,400
Total current liabilities	17,155	13,150

Stockholders' Deficit
Common stock, $.001 par value; 75,000,000 shares authorized, 10,024,000 and 10,014,000 shares issued and outstanding at September 30 and March 31, 2009	10,024	10,014
Additional Paid in Capital	9,276	8,036
Deficit accumulated during the development stage	(36,400)	(31,020)
Total stockholders' deficit	(17,100)	(12,970)

Total liabilities and stockholders' deficit	$55	$180

See accompanying notes to financial statements

RANGEFORD RESOURCES, INC.
(An Exploration Stage Enterprise)
Statements of Operations (Unaudited)

					For the period from December 4, 2007 (inception) to September 30, 2009

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008

Revenue	$-	$-	$-	$-	$-

Expenses
Professional fees	996	5,520	5,196	19,820	35,941
Other general & administrative	-	43	184	135	459
Total expenses	996	5,563	5,380	19,955	36,400

Net loss	$(996)	$(5,563)	$(5,380)	$(19,955)	$(36,400)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	10,022,261	10,000,000	10,018,153	10,000,000

See accompanying notes to financial statements

RANGEFORD RESOURCES, INC.

(A Development Stage Enterprise)

Statements of Cash Flows (Unaudited)

	Six Months Ended September 30,		For the period From December 4, 2007 (inception) to September 30, 2009
	2009	2008
Cash flows from operating activities
Net loss	$(5,380)	$(19,955)	$(36,400)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	-	13,200
Changes in operating assets and liabilities
Prepaid expenses	-	6,600	-
Accounts payable	2,255	-	6,005
Net cash used in operating activities	(3,125)	(13,355)	(17,195)

Net cash from investing activities	-		-

Cash flows from financing activities
Proceeds from related party payable	1,750	9,400	11,150
Proceeds from sale of stock	1,250	4,000	6,100
Net cash provided by financing activities	3,000	13,400	17,250

Net change in cash	(125)	45	55

Cash at beginning of period	180	100	-

Cash at end of period	$55	145	$55

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 7,630,058 shares of common stock for professional and consulting services	$-	$-	$13,200

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

Rangeford Resources, Inc.

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

For the Three and Six Months Ended September 30, 2009 and 2008 and the

Period of December 4, 2007 (Inception) to September 30, 2009

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2009 audited financial statements. The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

Plan of Operation

As of September 30, 2008, we have $55 of cash available. We have $17,155 current liabilities. From the date of inception (December 4, 2007) to December 31, 2008 the Company has recorded a net loss of $36,400 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC. In order to survive as a going concern over the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

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

•

The Company’s Audit Committee does not function as an Audit Committee should since there is a lack of independent directors on the Committee and the Board of Directors has not identified an “expert”, one who is knowledgeable about reporting and financial statements requirements, to serve on the Audit Committee.

•

The Company has limited segregation of duties which is not consistent with good internal control procedures.

•

The Company does not have a written internal control procedurals manual which outlines the duties and reporting requirements of the Directors and any staff to be hired in the future. This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal control.

•

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

Rangeford Resources, Inc.

Date: November 9, 2009	By:	/s/ Frederick Ziegler
Frederick Ziegler
Chief Financial Officer, Treasurer and Secretary
(principal financial and accounting officer)

Date: November 9, 2009	By:	/s/ Frederick Ziegler
Frederick Ziegler
President and Chief Executive Officer