Form 10-Q
period 2009-12-31
Rangeford Resources, Inc.
filed 2010-02-17
CIK 1438035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2009

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

10,040,000 shares of Common Stock, par value $0.001, were outstanding on February 17, 2010.

RANGEFORD RESOURCES, INC.

PART I ― FINANCIAL INFORMATION

Item 1. Financial Statements.

RANGEFORD RESOURCES, INC.

(A Development Stage Enterprise)

Unaudited Financial Statements

For the Three and Nine Months Ended December 31, 2009 and 2008 and the

Period of December 4, 2007 (Inception) to December 31, 2009

RANGEFORD RESOURCES, INC.

(A Development Stage Enterprise)

Unaudited Financial Statements

For the Three and Nine Months Ended December 31, 2009 and 2008 and the

Period of December 4, 2007 (Inception) to December 31, 2009

RANGEFORD RESOURCES, INC.
(An Exploration Stage Enterprise)
Balance Sheets
	December 31, 2009	March 31, 2009
	(Unaudited)
ASSETS

Current assets
Cash	$4,555	$180
Total current assets	4,555	180

Total assets	$4,555	$180

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$4,224	$3,750
Related party payable	13,495	9,400
Total current liabilities	17,719	13,150

Stockholders' Deficit
Common stock subscribed	2,500	-
Common stock, $.001 par value; 70,000,000 shares authorized, 10,040,000 and 10,014,000 shares issued and outstanding at December 31 and March 31, 2009	10,040	10,014
Additional paid in capital	11,260	8,036
Deficit accumulated during the development stage	(36,964)	(31,020)
Total stockholders' deficit	(13,164)	(12,970)

Total liabilities and stockholders' deficit	$4,555	$180

See accompanying notes to financial statements

RANGEFORD RESOURCES, INC.
(An Exploration Stage Enterprise)
Statements of Operations (Unaudited)

					For the period from December 4, 2007 (inception) to December 31, 2009

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008

Revenue	$-	$-	$-	$-	$-

Expenses
Professional fees	564	7,050	5,760	26,870	36,505
Other general & administrative	-	140	184	275	459
Total expenses	564	7,190	5,944	27,145	36,964

Net loss	$(564)	$(7,190)	$(5,944)	$(27,145)	$(36,964)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	10,024,348	10,005,674	10,020,225	10,001,898

See accompanying notes to financial statements

RANGEFORD RESOURCES, INC.
(A Development Stage Enterprise)
Statements of Cash Flows (Unaudited)

	Nine Months Ended		For the Period From December 4, 2007 (inception) to December 31, 2009
	2009	2008
Cash flows from operating activities
Net loss	$(5,944)	$(27,145)	$(36,964)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	-	13,200
Changes in operating assets and liabilities
Prepaid expenses	-	9,900	-
Accounts payable	474	3,750	4,224
Net cash used in operating activities	(5,470)	(13,495)	(19,540)

Net cash from investing activities	-	-	-
		-
Cash flows from financing activities
Proceeds from related party payable	4,095	9,400	13,495
Proceeds from stock subscription	2,500		2,500
Proceeds from sale of stock	3,250	4,750	8,100
Net cash provided by financing activities	9,845	14,150	24,095

Net change in cash	4,375	655	4,555

Cash at beginning of period	180	100	-

Cash at end of period	$4,555	$755	$4,555

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 7,630,058 shares of common stock for professional and consulting services	$-	$-	$13,200

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

Rangeford Resources, Inc.

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

For the Three and Nine Months Ended December 31, 2009 and 2008 and the

Period of December 4, 2007 (Inception) to December 31, 2009

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2009 audited financial statements. The results of operations for the periods ended December 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – SHAREHOLDERS’ EQUITY

Pursuant to its registration statement filed with the SEC on July 28, 2008, the Company issued 26,000 shares of its common stock at a selling price of $.125 per share for total cash proceeds of $3,250 during the nine months ended December 31, 2009. Additionally, the Company had received $2,500 for 20,000 shares yet to be issued and as such the amount is shown as a common stock subscription as of the balance sheet date.

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

Plan of Operation

As of December 31, 2009, we have $4,555 of cash available. We have $17,719 current liabilities. From the date of inception (December 4, 2007) to December 31, 2008 the Company has recorded a net loss of $36,964 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC. In order to survive as a going concern over the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

The Company filed a registration statement on Form S-1 on July 26, 2008, which was deemed effective on August 15, 2008. Since August 15, 2008, the Company has sold 40,000 shares of common stock to the public with total proceeds raised of $5,000. These proceeds have been utilized by the Company to fund its initial development including administrative costs associated with maintaining its status as a Reporting Company as defined by the Securities and Exchange Commission (“SEC”) under the Exchange Act of 1934 as amended. The Company plans to continue to focus efforts on selling their common shares through this offering in order to continue to fund its initial development and fund the expenses associated with maintaining a reporting company status.

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

Rangeford Resources, Inc.

Date: February 17, 2010	By:	/s/ Frederick Ziegler
Frederick Ziegler
Chief Financial Officer, Treasurer and Secretary
(principal financial and accounting officer)

Date: February 17, 2010	By:	/s/ Frederick Ziegler
Frederick Ziegler
President and Chief Executive Officer