Form 10-K
period 2010-03-31
Rangeford Resources, Inc.
filed 2010-07-16
CIK 1438035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

 X .     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2010

Commission file number 333-152104

RANGEFORD RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

8541 North Country Road 11

Wellington, Colorado 80549

(Address of principal executive offices, including zip code.)

(970) 218-7080

(Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: Yes  X . No      .

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes  X . No      .

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      . No  X .

10,014,000 shares of Common Stock, par value $0.001, were outstanding on June 30, 2010.

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

Plan of Operation

As of March 31, 2010, we have $4,703 of cash available. We have $14,195 current liabilities. From the date of inception (December 4, 2007) to March 31, 2010, the Company has recorded a net loss of $38,192 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC. In order to survive as a going concern over the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

Since August 15, 2008, the Company has sold 99,200 shares of common stock to the public with total proceeds raised of $12,400 These proceeds have been utilized by the Company to fund its initial development including administrative costs associated with maintaining its status as a Reporting Company as defined by the Securities and Exchange Commission (“SEC”) under the Exchange Act of 1934 as amended. The Company plans to continue to focus efforts on selling their common shares through this offering in order to continue to fund its initial development and fund the expenses associated with maintaining a reporting company status.

In addition, over the course of the next 180 days, management intends to focus efforts on obtaining a quotation for its common stock on the Over the Counter Bulletin Board (“OTCBB”).

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

Drilling and Development

The Company does not anticipate any costs or expenses to be incurred for drilling research and development within the next six months.

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

Environmental regulations historically have been subject to frequent change by regulatory authorities. Therefore, we are unable to predict the ongoing cost of compliance with these laws and regulations or the future impact of such regulations on our operations. However, we do not believe that changes to these regulations will have a significant negative effect on our operations.

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

2. There are currently 10,099,200 shares of Rangeford common stock held by fifty two (57) shareholders. Its sole President and director Frederick Ziegler, controls 2,240,000 shares while two (2) non-affiliates own 600,000 shares and one shareholder, who is an affiliate due to the size of its holdings, has 3,400,000 shares of our common stock that are eligible to be sold pursuant to Rule 144 under the Securities Act;

3. Other than the stock registered under this Registration Statement, there is no stock that has been proposed to be publicly offered resulting in dilution to current shareholders.

All of the presently outstanding shares of common stock (9,999,200) are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144 which became effective on February 15, 2008. Pursuant to the new Rule 144, one year must elapse from the time a “shell company”, as defined in Rule 405, ceases to be a “shell company” and files Form 10 information with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Securities and Exchange Act of 1934 (the “Exchange Act”). Under the amended Rule 144, restricted or unrestricted securities, that were initially issued by a reporting or non-reporting shell company or an Issuer that has at anytime previously a reporting or non-reporting shell company as defined in Rule 405, can only be resold in reliance on Rule 144 if the following conditions are met: (1) the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company; (2) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (3) the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the Issuer was required to file such reports and materials), other than Form 8-K reports; and (4) at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

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

Holders of Common Stock

We had fifty two (57) shareholders of record of 10,099,200 shares of our common stock as of March 31, 2010.

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

Readers will note that Rangeford has raised a total of approximately $12,500 from the sale of its common stock. As of March 31, 2010, Rangeford had a balance (less outstanding checks) of $4,703 in cash with liabilities of $14,195.

The Company will be required to raise additional funds in order to pay the fees associated with maintaining its status as a reporting company, as defined under the Securities Act of 1934 and fund the above costs associated with its business strategy. The Company will need to raise a minimum of $30,000 over the course of the next twelve months in order to cover expenses related to maintaining its status as a reporting company (legal, auditing, and filing fees) estimated at $25,000 and $5,000 to cover additional exploration costs associated with maintaining the Company’s capital raising efforts and general corporate expenses. There is no assurance we will receive the required financing to complete our business strategies. Even if we are successful in raising proceeds from the offering we have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.

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

Liquidity and Capital Resources

Since inception, we have issued 9,999,200 shares of our common stock and received cash of $12,500.

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

As of March 31, 2010, our total current assets were $4,703 and our total current liabilities were $14,195 resulting in a working capital deficit of $9,492.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

RANGEFORD RESOURCES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Financial Statements

March 31, 2010 and 2009

RANGEFORD RESOURCES, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

Financial Statements

March 31, 2010 and 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Rangeford Resources, Inc.

(A Development Stage Company)

Wellington, CO

We have audited the accompanying balance sheets of Rangeford Resources, Inc. as of March 31, 2010 and March 31, 2009, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rangeford Resources, Inc. (A Development Stage Company) as of March 31, 2010 and March 31, 2009, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of Rangeford Resources, Inc.’s internal control over financial reporting as of March 31, 2010 and March 31, 2009, and accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and has experienced negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sam Kan & Company

Sam Kan & Company,

July 14, 2010

Alameda, California

RANGEFORD RESOURCES, INC.
(A Development Stage Enterprise)
Balance Sheets

	March 31,
	2010	2009
ASSETS

Current assets
Cash	$4,703	$180
Total current assets	4,703	180

Total assets	$4,703	$180

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$700	$3,750
Related party payables	13,495	9,400
Total current liabilities	14,195	13,150

Stockholders' Deficit
Common stock, $.001 par value; 75,000,000 shares authorized, 10,099,200 and 10,014,000 shares issued and outstanding at March 31, 2010 and 2009	10,099	10,014
Additional paid in capital	18,601	8,036
Deficit accumulated during the development stage	(38,192)	(31,020)
Total stockholders' deficit	(9,492)	(12,970)

Total liabilities and stockholders' deficit	$4,703	$180

See accompanying notes to financial statements

RANGEFORD RESOURCES, INC.
(A Development Stage Enterprise)
Statements of Operations

			For the period from December 4, 2007 (inception) to March 31, 2010

	Year ended March 31,
	2010	2009

Revenue	$-	$-	$-

Expenses
Professional fees	6,960	30,745	37,705
Other general & administrative	212	275	487
Total expenses	7,172	31,020	38,192

Net loss	$(7,172)	$(31,020)	$(38,192)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	9,947,321	9,881,636

See accompanying notes to financial statements

RANGEFORD RESOURCES, INC.
(A Development Stage Enterprise)
Statement of Changes in Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-in Capital	Subscription receivable	Accumulated Deficit	Total
	Shares	Amount
Balance, December 4, 2007 (Inception)	-	$-	$-	$-	$-	$-
Common stock issued for cash	57,803	58	42	-	-	100
Common stock issued for services	7,630,058	7,630	5,570	-	-	13,200
Common stock issued for subscription receivable	2,312,139	2,312	1,688	(4,000)	-	-
Net loss for the period of December 4, 2007 (inception) to March 31, 2008	-	-	-	-	-	-
Balance, March 31, 2008	10,000,000	10,000	7,300	(4,000)	-	13,300

Collection of subscription receivable, April 30, 2008	-	-	-	4,000		4,000
Common stock issued for cash	14,000	14	736	-		750
Net loss for the year ended March 31, 2009	-	-	-	-	(31,020)	(31,020)
Balance, March 31, 2009	10,014,000	10,014	8,036	-	(31,020)	(12,970)

Common stock issued for cash	85,200	85	10,565	-		10,650
Net loss, year ended March 31, 2010	-	-	-	-	(7,172)	(7,172)
Balance, March 31, 2010	10,099,200	$10,099	$18,601	$-	$(38,192)	$(9,492)

See accompanying notes to financial statements

RANGEFORD RESOURCES, INC.
(A Development Stage Enterprise)
Statements of Cash Flows

			For the Period From December 4, 2007 (inception) to March 31, 2010

	Year ended March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(7,172)	$(31,020)	$(38,192)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	-	13,200
Changes in operating assets and liabilities:
Prepaid expenses	-	13,200	-
Accounts payable	(3,050)	3,750	700
Net cash used in operating activities	(10,222)	(14,070)	(24,292)

Net cash from investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party payable	4,095	9,400	13,495
Proceeds from issuance of stock	10,650	4,750	15,500
Net cash provided by financing activities	14,745	14,150	28,995

Net increase in cash	4,523	80	4,703

Cash at beginning of period	180	100	-

Cash at end of period	$4,703	180	$4,703

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 7,630,058 shares of common stock for professional and consulting services	$-	-	$13,200

Supplemental Cash Flow Information:
Cash paid for interest	$-	-	$-
Cash paid for income taxes	$-	-	$-

See accompanying notes to financial statements

RANGEFORD RESOURCES, INC.

(A Development Stage Enterprise)

Notes to the Financial Statements

March 31, 2010 and 2009

Note 1 – Nature of Business

Rangeford Resources, Inc. (the Company) was incorporated on December 4, 2007 in the State of Nevada. The Company was organized under the laws of the State of Nevada on December 4, 2007 for the purpose of purchasing, developing and operating oil and gas leases. The Company is an oil and gas company registered under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company currently has no operations or realized revenues from its planned principle business purpose and, in accordance with FASB ASC 915 “Development Stage Entities,” is considered a Development Stage Enterprise.

Note 2 – Significant Accounting Policies

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2010 or 2009.

Income taxes

The Company accounts for income taxes under FASB ASC 740 "Income Taxes." Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Share Based Expenses

ASC 718 "Compensation - Stock Compensation" codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. , may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

Share Based Expenses (continued)

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

RANGEFORD RESOURCES, INC.

(A Development Stage Enterprise)

Notes to the Financial Statements

March 31, 2010 and 2009

Note 2 – Significant Accounting Policies (continued)

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses, and (2) as a last resort, seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recently Implemented Standards

ASC 105, Generally Accepted Accounting Principles ("ASC 105") (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board ("FASB") into a single source of authoritative generally accepted accounting principles ("GAAP") to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification ("ASC") carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed "non-authoritative".

ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company's references to GAAP authoritative guidance but did not impact the Company's financial position or results of operations.

ASC 855, Subsequent Events ("ASC 855") (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company's evaluation of its subsequent events. ASC 855 defines two types of subsequent events, "recognized" and "non-recognized". Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value,” (“ASU 2009-05”). ASU 2009-05 provides guidance on measuring the fair value of liabilities and is effective for the first interim or annual reporting period beginning after its issuance. The Company’s adoption of ASU 2009-05 did not have an effect on its disclosure of the fair value of its liabilities.

RANGEFORD RESOURCES, INC.

(A Development Stage Enterprise)

Notes to the Financial Statements

March 31, 2010 and 2009

Note 2 – Significant Accounting Policies (continued)

Recently Implemented Standards (continued)

In September 2009, the FASB issued ASC Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) ("ASC Update No. 2009-12"). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The Company does not expect that the implementation of ASC Update No. 2009-12 will have a material effect on its financial position or results of operations.

In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) ("Statement No. 167"), which now resides with ASC 810, “Consolidation.” Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 ("FIN 46R") to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity's economic performance. This statement also enhances disclosures about a company's involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 ("Statement No. 166"), which now resides with ASC 860, “Transfers and Servicing.” Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 ("Statement No. 140") and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No. 166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. Although Statement No. 166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 166 will have a material impact on its financial position or results of operations.

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

RANGEFORD RESOURCES, INC.

(A Development Stage Enterprise)

Notes to the Financial Statements

March 31, 2010 and 2009

Note 2 – Significant Accounting Policies (continued)

Accounting for Oil and Gas Producing Activities (continued)

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

Note 3 – Stockholders’ Equity

Common stock

The authorized common stock of the Company consists of 75,000,000 shares with par value of $0.001.

On December 4, 2007, the Company authorized the issuance of 10,000,000 shares of its $.001 par value common stock at $0.00173 per share in consideration of $100 in cash, $4,000 in a subscription receivable and $13,200 of professional and legal services for a total consideration of $17,300.

During the year ended March 31, 2009, the Company issued 14,000 shares of its common stock pursuant to its S-1 registration statement which was declared effective on August 15, 2008 for a total cash consideration of $750. The Company also issued 85,200 shares during the year ended March 31, 2010 for a total cash consideration of $10,650. There were 10,099,200 and 10,014,000 common shares issued and outstanding as of March 31, 2010 and 2009.

Net loss per common share

Net loss per share is calculated in accordance with FASB ASC 260, “Earnings Per Share.” The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during 2010 or 2009 and since inception. As of March 31, 2010 and since inception, the Company had no dilutive potential common shares.

Note 4 – Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended March 31, 2010 or 2009, or during the prior years applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet. All tax returns for the Company remain open.

RANGEFORD RESOURCES, INC.

(A Development Stage Enterprise)

Notes to the Financial Statements

March 31, 2010 and 2009

Note 4 – Income Taxes (continued)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the federal statutory rate	35%
Effect on operating losses	(35%)
-

Changes in the net deferred tax assets consist of the following:

	2010	2008
Net operating loss carry forward	$7,172	$31,020
Valuation allowance	(7,1,72)	(31,020)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:

	2010	2009	Since Inception
Tax at statutory rate (35%)	$2,510	$10,857	$13,367
Increase in valuation allowance	(2,510)	(10,857)	(13,367)
Net deferred tax asset	$-	$-	$-

The net federal operating loss carry forward will expire in 2027 and 2029. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 5 – Related Party Transactions

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

The Company had received loans from two of its shareholders totaling $13,495 from inception to March 31, 2010 for the purposes of funding start up operations. This includes $4,095 received during the year ended March 31, 2010 and $9,400 received during the year ended March 31, 2009. These loans are non-interest bearing and are due on demand and as such are included in current liabilities. Imputed interest has been considered by was determined to be immaterial to the financial statements as a whole.

Note 6 – Subsequent Events

The Company has evaluated subsequent events through July 16, 2010 and determined there are no events to disclose.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to March 31, 2009, included in this report had been audited by The Blackwing Group, LLC, as set forth in this annual report. The Blackwing Group had its registration with PCAOB terminated in the Fourth Quarter of 2009. Sam Kan & Company was engaged to audit and bring the Companies Financial Statement into compliance with the SEC, Therefore, all statements have been reviewed and Sam Kan & Co. issued its report which is part of this filing.

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

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name	Age	Position

Frederick Ziegler	67	Pres./Sec./Treas./

Ronald A. Davis	67	Control Person

The persons named above have held their offices/positions since our inception and is expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

Fred Ziegler, President, Member of the Board of Directors, age 67.

For the past ten years, Mr. Ziegler has owned and managed three real estate development companies. During this period, he developed 1100 residential building lots and forty five acres of commercial development including a 93-room Comfort Inn, a 32900 grocery store and a K-6 elementary school.

In 1980 he became the President of Colorado Eastern Oil Corporation which later merged with Spring Creek Resources, Inc., a publicly traded company.

In addition, Mr. Ziegler has farmed over 2000 acres of wheat, corn and sugar beets, as well as being employed as a county sheriff and town marshal.

Ronald A. Davis, Control Person, age 67.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of his/her shares and possess voting and dispositive power with respect to the shares. The following table provides the names and addresses of each person known to Rangeford Resources, Inc. to own more than 5% of the outstanding common stock as of March 31, 2010, and by the Officers and Directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class*
Common Stock	Frederick Ziegler Post Office Box 1365 8541 North County Road 11 Wellington, Colorado 80549	6,000,000 shares	60.00%

Common Stock	Walker, Bannister & Dunn, LLC** 4412 8tth Street SW Vero Beach, Florida 32968	3,400,000 shares	34.00%

TOTALS		9,400,000	94.00%

 *The percent of class is based on 10,000,000 shares of common stock issued and outstanding as of June 30, 2010.

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

2010	$5,000	Sam Kan & Co.
2009	$3,500	The Blackwing Group, LLC

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010	$0	Sam Kan & Co.
2009	$0	The Blackwing Group, LLC

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010	$0	Sam Kan & Co.
2009	$0	The Blackwing Group, LLC

 (4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010	$0	Sam Kan & Co.
2009	$0	The Blackwing Group, LLC

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of July, 2010.

RANGEFORD RESOURCES, INC.

BY:	/s/ Frederick Ziegler
Frederick Ziegler
President, Principal Accounting Officer, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/ Frederick Ziegler	President, Principal Accounting Officer,	July 16, 2010
Frederick Ziegler	Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and Director

EXHIBIT INDEX

Exhibit No.		Incorporated by reference
	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	11/07/08	3.1

3.2	Bylaws.	S-1	11/07/08	3.2

14.1	Code of Ethics.	S-1	11/07/08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X