Form 10-Q
period 2010-06-30
Rangeford Resources, Inc.
filed 2010-08-13
CIK 1438035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2010

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

10,099,200 shares of Common Stock, par value $0.001, were outstanding on June 30, 2010.

RANGEFORD RESOURCES, INC.

PART I ― FINANCIAL INFORMATION

Item 1. Financial Statements.

RANGEFORD RESOURCES, INC.

(A Development Stage Enterprise)

Unaudited Financial Statements

For the Three Months Ended June 30, 2010 and 2009 and the

Period of December 4, 2007 (Inception) to June 30, 2010

RANGEFORD RESOURCES, INC.

(A Development Stage Enterprise)

Unaudited Financial Statements

For the Three Months Ended June 30, 2010 and 2009 and the

Period of December 4, 2007 (Inception) to June 30, 2010

RANGEFORD RESOURCES, INC.
(A Development Stage Enterprise)
Balance Sheets

	June 30,	March 31,
	2010	2010
	(Unaudited)
ASSETS

Current assets
Cash	$4,470	$4,703
Total current assets	4,470	4,703

Total assets	$4,470	$4,703

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,915	$700
Related party payables	13,495	13,495
Total current liabilities	15,410	14,195

Stockholders' Deficit
Common stock, $.001 par value; 75,000,000 shares authorized, 10,141,700 and 10,014,000 shares issued and outstanding at June 30, 2010 and 2009 respectively; 10,099,200 and 10,014,000 shares issued and outstanding at March 31, 2010 and 2009 respectively.	10,142	10,099
Additional paid in capital	23,871	18,601
Deficit accumulated during the development stage	(44,953)	(38,192)
Total stockholders' deficit	(10,940)	(9,492)

Total liabilities and stockholders' deficit	$4,470	$4,703

See accompanying notes to financial statements

RANGEFORD RESOURCES, INC.
(A Development Stage Enterprise)
Statements of Operations

			For the period from December 4, 2007 (inception) to June 30, 2010

	Three months ended June 30,
	2010	2009

Revenue	$-	$-	$-

Expenses
Professional fees	6,750	4,200	44,455
Other general & administrative	11	184	498
Total expenses	6,761	4,384	44,953

Net loss	$(6,761)	$(4,384)	$(44,953)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	9,962,492	9,902,584

See accompanying notes to financial statements

RANGEFORD RESOURCES, INC.
(A Development Stage Enterprise)
Statements of Cash Flows

			For the period from December 4, 2007 (inception) to June 30, 2010

	Three months ended June 30,
	2010	2009
Cash flows from operating activities
Net loss	$(6,761)	$(4,384)	$(44,953)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	-	13,200
Changes in operating assets and liabilities:
Prepaid expenses	-	-	-
Accounts payable	1,215	2,450	1,915
Net cash used in operating activities	(5,546)	(1,934)	(29,838)

Net cash from investing activities	-	-	-

Cash flows from financing activities
Proceeds from bank overdraft	-	4	-
Proceeds from related party payable	-	1,750	13,495
Proceeds from stock subscription	-	-	-
Proceeds from issuance of stock	5,313	-	20,813
Net cash provided by financing activities	5,313	1,754	34,308

Net increase in cash	(233)	(180)	4,470
Cash at beginning of period	4,703	180	-
Cash at end of period	$4,470	-	$4,470

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 7,630,058 shares of common stock for professional and consulting services	$-	-	$13,200

Supplemental Cash Flow Information:
Cash paid for interest	$-	-	$-
Cash paid for income taxes	$-	-	$-

See accompanying notes to financial statements

Rangeford Resources, Inc.

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

For the Three Months Ended June 30, 2010 and 2009 and the

Period of December 4, 2007 (Inception) to June 30, 2010

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2010 audited financial statements. The results of operations for the periods ended June 30, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – SHAREHOLDERS’ EQUITY

Pursuant to its registration statement filed with the SEC on July 28, 2008, during the three months ended June 30, 2010 the Company issued 42,500 shares of its common stock in consideration of total cash proceeds of $5,313 which represents a selling price of $.125 per share.

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing and determined there are no events to disclose.

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

Plan of Operation

As of June 30, 2010, we have $4,470 of cash available. We have $15,410 current liabilities. From the date of inception (December 4, 2007) to March 30, 2010 the Company has recorded a net loss of $44,953 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC. In order to survive as a going concern over the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

The Company filed a registration statement on Form S-1 on July 26, 2008, which was deemed effective on August 15, 2008. Since August 15, 2008, the Company has sold 99,200 shares of common stock to the public with total proceeds raised of $12,400. These proceeds have been utilized by the Company to fund its initial development including administrative costs associated with maintaining its status as a Reporting Company as defined by the Securities and Exchange Commission (“SEC”) under the Exchange Act of 1934 as amended. In addition, over the course of the next 45 to 120 days, management intends to focus efforts on obtaining a quotation for its common stock on the Over the Counter Bulletin Board (“OTCBB”).

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

As of March 31, 2010, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Management concluded, during the period ended June 30, 2010, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

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

Rangeford Resources, Inc.

Date: August 13, 2010	By:	/s/ Frederick Ziegler
Frederick Ziegler
Chief Financial Officer, Treasurer and Secretary
(principal financial and accounting officer)

Date: August 13, 2010	By:	/s/ Frederick Ziegler
Frederick Ziegler
President and Chief Executive Officer