Form 10-Q
period 2010-09-30
Rangeford Resources, Inc.
filed 2010-11-19
CIK 1438035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2010

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

Yes      . No  X .

10,181,700 shares of Common Stock, par value $0.001, were outstanding on September 30, 2010.

RANGEFORD RESOURCES, INC.

PART I ― FINANCIAL INFORMATION

Item 1.   Financial Statements.

RANGEFORD RESOURCES, INC.

(A Development Stage Enterprise)

Unaudited Financial Statements

For the Three and Six Months Ended September 30, 2010 and 2009 and the

Period of December 4, 2007 (Inception) to September 30, 2010

RANGEFORD RESOURCES, INC.

(A Development Stage Enterprise)

Unaudited Financial Statements

For the Three and Six Months Ended September 30, 2010 and 2009 and the

Period of December 4, 2007 (Inception) to September 30, 2010

Page(s)
Balance Sheets as of September 30, 2010 and March 31, 2010	6

Statements of Operations for the three and six months ended September 30, 2010 and 2009 and the period of December 4, 2007 (Inception) to September 30, 2010	7

Statements of Cash Flows for the six months ended September 30, 2010 and 2009 and the period of December 4, 2007 (Inception) to September 30, 2010	8

Notes to the Unaudited Financial Statements	9

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Rangeford Resources, Inc.

Wellington, Colorado

We have reviewed the accompanying balance sheets of Rangeford Resources, Inc. as of September 30 2010 and March 31, 2010, the statements of operations for the three-month periods ended September 30, 2010 and 2009, and the statements of cash flows for the six-month periods ended September 30, 2010 and 2009.  These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and has experienced negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to those matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SAM KAN & COMPANY

Sam Kan & Company,

November 15, 2010

Alameda, California

RANGEFORD RESOURCES, INC.
(A Development Stage Enterprise)
Balance Sheets

	September 30, 2010	March 31, 2010

	(Unaudited)
ASSETS

Current assets
Cash	$6,406	$4,703
Total current assets	6,406	4,703

Total assets	$6,406	$4,703

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$500	$700
Related party payables	14,495	13,495
Total current liabilities	14,995	14,195

Stockholders' Deficit
Common stock, $.001 par value; 75,000,000 shares authorized, 10,181,700 and 10,099,200 shares issued and outstanding at September 30 and March 31, 2010	10,182	10,099
Additional paid in capital	28,831	18,601
Deficit accumulated during the development stage	(47,602)	(38,192)
Total stockholders' deficit	(8,589)	(9,492)

Total liabilities and stockholders' deficit	$6,406	$4,703

See accompanying notes to financial statements

RANGEFORD RESOURCES, INC.
(A Development Stage Enterprise)
Statements of Operations

					For the Period from December 4, 2007 (inception) to September 30, 2010

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009

Revenue	$-	$-	$-	$-	$-

Expenses
Professional fees	2,545	996	9,295	5,196	47,000
Other general & administrative	104	-	115	184	602
Total expenses	2,649	996	9,410	5,380	47,602

Net loss	$(2,649)	$(996)	$(9,410)	$(5,380)	$(47,602)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	10,175,613	10,022,261	10,140,020	10,018,153

See accompanying notes to financial statements

RANGEFORD RESOURCES, INC.
(A Development Stage Enterprise)
Statements of Cash Flows

			For the period from December 4, 2007 (inception) to September 30, 2010

	Six months ended September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(9,410)	$(5,380)	$(47,602)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	-	13,200
Changes in operating assets and liabilities:
Accounts payable	(200)	2,255	500
Net cash used in operating activities	(9,610)	(3,125)	(33,902)

Net cash from investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party payable	1,000	1,750	14,495
Proceeds from issuance of stock	10,313	1,250	25,813
Net cash provided by financing activities	11,313	3,000	40,308

Net change in cash	1,703	(125)	6,406
Cash at beginning of period	4,703	180	-
Cash at end of period	$6,406	55	$6,406

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 7,630,058 shares of common stock for professional and consulting services	$-	$-	$13,200

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

Rangeford Resources, Inc.

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

For the Three and Six Months Ended September 30, 2010 and 2009 and the

Period of December 4, 2007 (Inception) to September 30, 2010

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2010 audited financial statements.  The results of operations for the periods ended September 30, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – SHAREHOLDERS’ EQUITY

Pursuant to its registration statement filed with the SEC on July 28, 2008, during the six months ended September 30, 2010 the Company issued 82,500 shares of its common stock in consideration of total cash proceeds of $10,313 which represents a selling price of $.125 per share.

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

Plan of Operation

As of September 30, 2010, we have $6,406 of cash available.  We have $14,995 current liabilities. From the date of inception (December 4, 2007) to September 30, 2010 the Company has recorded a net loss of $47,602 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC.  In order to survive as a going concern over the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

The Company filed a registration statement on Form S-1 on July 26, 2008, which was deemed effective on August 15, 2008.  Since August 15, 2008, the Company has sold 181,700 shares of common stock to the public with total proceeds raised of $22,625. These proceeds have been utilized by the Company to fund its initial development including administrative costs associated with maintaining its status as a Reporting Company as defined by the Securities and Exchange Commission (“SEC”) under the Exchange Act of 1934 as amended.   In addition, over the course of the next 45 to 120 days, management intends to focus efforts on obtaining a quotation for its common stock on the Over the Counter Bulletin Board (“OTCBB”).

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

Rangeford Resources, Inc.

Date: November 18, 2010	By:	/s/ Frederick Ziegler
Frederick Ziegler
Chief Financial Officer, Treasurer and Secretary
(principal financial and accounting officer)

Date: November 18, 2010	By:	/s/ Frederick Ziegler
Frederick Ziegler
President and Chief Executive Officer