Form 10-Q
period 2010-12-31
Rangeford Resources, Inc.
filed 2011-02-17
CIK 1438035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2010

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

Yes      . No   X  .

10,181,700 shares of Common Stock, par value $0.001, were outstanding on December 31, 2010.

RANGEFORD RESOURCES, INC.

PART I ― FINANCIAL INFORMATION

Item 1.   Financial Statements.

RANGEFORD RESOURCES, INC.
(A Development Stage Enterprise)
Balance Sheets
	December 31, 2010	March 31, 2010

	(Unaudited)
ASSETS

Current assets
Cash	$1,910	$4,703
Total current assets	1,910	4,703

Total assets	$1,910	$4,703

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$500	$700
Related party payables	14,495	13,495
Total current liabilities	14,995	14,195

Stockholders' Deficit
Common stock, $.001 par value; 75,000,000 shares authorized, 10,181,700 and 10,099,200 shares issued and outstanding at December 31 and March 31, 2010	10,182	10,099
Additional paid in capital	28,831	18,601
Deficit accumulated during the development stage	(52,098)	(38,192)
Total stockholders' deficit	(13,085)	(9,492)

Total liabilities and stockholders' deficit	$1,910	$4,703

See accompanying notes to financial statements

RANGEFORD RESOURCES, INC.
(A Development Stage Enterprise)
Statements of Operations

					For the period from December 4, 2007 (inception) to December 31, 2010

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009

Revenue	$-	$-	$-	$-	$-

Expenses
Professional fees	3,470	564	12,765	5,760	50,470
Other general & administrative	1,026	-	1,141	184	1,628
Total expenses	4,496	564	13,906	5,944	52,098

Net loss	$(4,496)	$(564)	$(13,906)	$(5,944)	$(52,098)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	10,181,700	10,024,348	10,153,964	10,020,225

See accompanying notes to financial statements

RANGEFORD RESOURCES, INC.
(A Development Stage Enterprise)
Statements of Cash Flows

			For the period from December 4, 2007 (inception) to December 31, 2010

	Nine months ended December 31,
	2010	2009
Cash flows from operating activities
Net loss	$(13,906)	$(5,944)	$(52,098)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	-	13,200
Changes in operating assets and liabilities:
Accounts payable	(200)	474	500
Net cash used in operating activities	(14,106)	(5,470)	(38,398)

Net cash from investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party payable	1,000	4,095	14,495
Proceeds from stock subscription	-	2,500	-
Proceeds from issuance of stock	10,313	3,250	25,813
Net cash provided by financing activities	11,313	9,845	40,308

Net change in cash	(2,793)	4,375	1,910
Cash at beginning of period	4,703	180	-
Cash at end of period	$1,910	$4,555	$1,910

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 7,630,058 shares of common stock for professional and consulting services	$-	$-	$13,200

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements

 Rangeford Resources, Inc.

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

For the Three and Nine Months Ended December 31, 2010 and 2009 and the

Period of December 4, 2007 (Inception) to December 31, 2010

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2010 audited financial statements.  The results of operations for the periods ended December 31, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – SHAREHOLDERS’ EQUITY

Pursuant to its registration statement filed with the SEC on July 28, 2008, during the nine months ended December 31, 2010 the Company issued 82,500 shares of its common stock in consideration of total cash proceeds of $10,313 which represents a selling price of $.125 per share.

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

Plan of Operation

As of December 31, 2010, we have $1,910 of cash available.  We have $14,995 current liabilities. From the date of inception (December 4, 2007) to December 31, 2010 the Company has recorded a net loss of $52,098 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC.  In order to survive as a going concern over the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

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

As of March 31, 2010, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the period ended December 31, 2010, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

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

●  The Company does have a written internal control procedurals manual which outlines the duties and reporting requirements of the Directors and any staff to be hired in the future.  This lack of an independent committee to monitor audit activity results in a weakness that written internal control procedurals manual does not fully address with only two officers and no physical operations does not meet the requirements of the SEC or good internal control procedures.

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

The Company and its management will endeavor to correct the above noted weaknesses in internal control once it has adequate funds and operations to do so.   By appointing independent members to the Audit Committee and using the services of an expert on the Committee will greatly improve the overall performance of the Audit Committee.   With the addition of other Board Members and staff the segregation of duties issue will be address and will no longer be a concern to management.  By having a written policy manual outlining the duties of each of the officers and staff of the Company will facilitate better internal control procedures.

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

Rangeford Resources, Inc.

Date: February 14, 2011	By:	/s/ Frederick Ziegler
Frederick Ziegler
Chief Financial Officer, Treasurer and Secretary
(principal financial and accounting officer)

Date: February 14, 2011	By:	/s/ Frederick Ziegler
Frederick Ziegler
President and Chief Executive Officer