Form 10-Q/A
period 2010-12-31
Rangeford Resources, Inc.
filed 2011-04-11
CIK 1438035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q/A

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

Yes   X  . No      .

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

Rangerford Resources, Inc.

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

Rangeford Resources, Inc.

Date: April 7, 2011	By:	/s/Frederick Ziegler
Frederick Ziegler
Chief Financial Officer, Treasurer and Secretary
(principal financial and accounting officer)

Date: April 7, 2011	By:	/s/Frederick Ziegler
Frederick Ziegler
President and Chief Executive Officer