Form 10-K
period 2011-03-31
Rangeford Resources, Inc.
filed 2011-06-01
CIK 1438035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

 X .     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2011

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

10,181,700 shares of Common Stock, par value $0.001, were outstanding on March 31, 2011.

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

The Company filed a Form S-1 Registration Statement with the Securities and Exchange Commission on July 28, 2008 and it was deemed effective on August 15, 2008. The offering was on a best-efforts basis up to 1,000,000 shares of its common stock at a price of $0.125 per share.

Plan of Operation

As of March 31, 2011, we have $1,880 of cash available. We have $16,195 current liabilities. From the date of inception (December 4, 2007) to March 31, 2011, the Company has recorded a net loss of $53,328 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC. In order to survive as a going concern over the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

Since August 15, 2008, the Company has sold 181,700 shares of common stock to the public with total proceeds raised of $22,713 These proceeds have been utilized by the Company to fund its initial development including administrative costs associated with maintaining its status as a Reporting Company as defined by the Securities and Exchange Commission (“SEC”) under the Exchange Act of 1934 as amended. The Company plans to continue to focus efforts on selling their common shares through this offering in order to continue to fund its initial development and fund the expenses associated with maintaining a reporting company status.

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

As of the date of this annual report;

1. There are no outstanding options or warrants to purchase, or other instruments convertible into, common equity of Rangeford;

2. There are currently 10,181,700 shares of Rangeford common stock held by fifty seven (57) shareholders. Its sole President and director Frederick Ziegler, controls 2,240,000 shares while two (2) non-affiliates own 600,000 shares and one shareholder, who is an affiliate due to the size of its holdings, has 3,400,000 shares of our common stock that are eligible to be sold pursuant to Rule 144 under the Securities Act;

3. Other than the stock registered under this Registration Statement, there is no stock that has been proposed to be publicly offered resulting in dilution to current shareholders.

Other than those registered in the Company’s S-1, all of the presently outstanding shares of common stock are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144 which became effective on February 15, 2008. Pursuant to the new Rule 144, one year must elapse from the time a “shell company”, as defined in Rule 405, ceases to be a “shell company” and files Form 10 information with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Securities and Exchange Act of 1934 (the “Exchange Act”). Under the amended Rule 144, restricted or unrestricted securities, that were initially issued by a reporting or non-reporting shell company or an Issuer that has at anytime previously a reporting or non-reporting shell company as defined in Rule 405, can only be resold in reliance on Rule 144 if the following conditions are met: (1) the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company; (2) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (3) the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the Issuer was required to file such reports and materials), other than Form 8-K reports; and (4) at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

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

Holders of Common Stock

We had fifty seven (57) shareholders of record of 10,181,700 shares of our common stock as of March 31, 2011.

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

Readers will note that Rangeford has raised a total of approximately $22,713 from the sale of its common stock. As of March 31, 2011, Rangeford had a balance (less outstanding checks) of $1,880  in cash with liabilities of $16,195.

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

Rangeford has no plans to undertake product research and development during the term covered herein. There are also no plans or expectations to purchase or sell any plant and or significant equipment in fiscal year 2011.

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

Liquidity and Capital Resources

Since inception, we have issued 10,818,700 shares of our common stock and received cash of $22,713.

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

As of March 31, 2011, our total current assets were $1,880 and our total current liabilities were $16,195 resulting in a working capital deficit of $14,315.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

RANGEFORD RESOURCES, INC.

(A Development Stage Company)

Financial Statements

March 31, 2011 and 2010

RANGEFORD RESOURCES, INC.

(A Development Stage Company)

Financial Statements

March 31, 2011 and 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Rangeford Resources, Inc.

We have audited the accompanying balance sheets of Rangeford Resources, Inc. (hereinafter the “Company”) as of March 31, 2011 and 2010, and the related statements of operations, stockholders' equity (deficit), and cash flows for the period from the date of inception on December 4, 2007 to March 31, 2011, and for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2011 and 2010, and the results of its operations and cash flows for the period from the date of inception on December 4, 2007 to March 31, 2011, and for the years then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011 and 2010, and accordingly, we do not express an opinion thereon.

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

/s/ Sam Kan & Company

Sam Kan & Company

May 20, 2011

Alameda, California

RANGEFORD RESOURCES, INC.
(A Development Stage Enterprise)
Balance Sheets

	March 31,
	2011	2010
ASSETS

Current assets
Cash and cash equivalents	$1,880	$4,703
Total current assets	1,880	4,703

Total assets	$1,880	$4,703

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$700	$700
Related party payables	15,495	13,495
Total current liabilities	16,195	14,195

Stockholders' equity (deficit)
Common stock, $.001 par value; 75,000,000 shares authorized, 10,181,700 and 10,099,200 shares issued and outstanding at March 31, 2011 and 2010	10,182	10,099
Additional paid in capital	28,831	18,601
Deficit accumulated during the development stage	(53,328)	(38,192)
Total stockholders' equity (deficit)	(14,315)	(9,492)

Total liabilities and stockholders' equity (deficit)	$1,880	$4,703

See accompanying notes to financial statements

RANGEFORD RESOURCES, INC.
(A Development Stage Enterprise)
Statements of Operations

			For the period from December 4, 2007 (inception) to March 31, 2011

	Year ended March 31,
	2011	2010

Revenue	$-	$-	$-

Operating expenses
General and administrative	15,136	7,172	53,328
Total operating expenses	15,136	7,172	53,328

Income from operations	(15,136)	(7,172)	(53,328)

Interest and other income (expense)	-	-	-

Income before income taxes	(15,136)	(7,172)	(53,328)

Provision for income taxed	-	-	-

Net loss	$(15,136)	$(7,172)	$(53,328)

Net loss per share of common stock:
Basic	$(0.00)	$(0.00)

Weighted average shares outstanding	10,160,803	10,034,422

See accompanying notes to financial statements

RANGEFORD RESOURCES, INC.
(A Development Stage Enterprise)
Statement of Changes in Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-in Capital	Subscription receivable	Accumulated Deficit	Total
	Shares	Amount
Beginning balance on December 4, 2007 (Inception)	-	$-	$-	$-	$-	$-
Common stock issued for cash	57,803	58	42	-	-	100
Common stock issued for services	7,630,058	7,630	5,570	-	-	13,200
Common stock issued for subscription receivable	2,312,139	2,312	1,688	(4,000)	-	-
Net loss for the period of December 4, 2007 (inception) to March 31, 2008	-	-	-	-	-	-
Ending balance on March 31, 2008	10,000,000	10,000	7,300	(4,000)	-	13,300

Collection of subscription receivable, April 30, 2008	-	-	-	4,000	-	4,000
Common stock issued for cash	14,000	14	736	-	-	750
Net loss for the year ended March 31, 2009	-	-	-	-	(31,020)	(31,020)
Ending balance on March 31, 2009	10,014,000	10,014	8,036	-	(31,020)	(12,970)

Common stock issued for cash	85,200	85	10,565	-	-	10,650
Net loss, year ended March 31, 2010	-	-	-	-	(7,172)	(7,172)
Ending balance on March 31, 2010	10,099,200	10,099	18,601	-	(38,192)	(9,492)

Common stock issued for cash	82,500	83	10,230	-	-	10,313
Net loss, year ended March 31, 2011	-	-	-	-	(15,136)	(15,136)
Ending balance on March 31, 2011	10,181,700	$10,182	$28,831	$-	$(53,328)	$(14,315)

See accompanying notes to financial statements

RANGEFORD RESOURCES, INC.
(A Development Stage Enterprise)
Statements of Cash Flows

			For the period from December 4, 2007 (inception) to March 31, 2011

	Year ended March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(15,136)	$(7,172)	$(53,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	-	13,200
Changes in operating assets and liabilities:
Prepaid expenses	-	-	-
Accounts payable	-	(3,050)	700
Net cash provided by (used in) operating activities	(15,136)	(10,222)	(39,428)

Net cash from investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party payable	2,000	4,095	15,495
Proceeds from issuance of stock	10,313	10,650	25,813
Net cash provided by (used in) financing activities	12,313	14,745	41,308

Net change in cash	(2,823)	4,523	1,880

Cash and cash equivalent at beginning of year	4,703	180	-

Cash and cash equivalent at end of year	$1,880	4,703	$1,880

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 7,630,058 shares of common stock for professional and consulting services	$-	-	$13,200

Supplemental disclosures of cash flow Information:
Cash paid for interest	$-	-	$-
Cash paid for taxes	$-	-	$-

See accompanying notes to financial statements

RANGEFORD RESOURCES, INC.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2011 and 2010

Note 1 - Nature of Business

Rangeford Resources, Inc. (the Company) was incorporated on December 4, 2007 in the State of Nevada. The Company was organized under the laws of the State of Nevada on December 4, 2007 for the purpose of purchasing, developing and operating oil and gas leases. The Company is an oil and gas company registered under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company currently has no operations or realized revenues from its planned principle business purpose and, in accordance with FASB ASC 915 “Development Stage Entities,” is considered a Development Stage Company.

Note 2 - Significant Accounting Policies

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

Cash

Cash and cash equivalents include short-term, highly liquid investments with maturities of less than three months when acquired.

Income taxes

The Company accounts for income taxes under ASC 740 "Income Taxes" which codified SFAS 109, "Accounting for Income Taxes" and FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No.  109.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2011 and 2010.

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2011 and 2010. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the years ended March 31, 2011 and 2010.

RANGEFORD RESOURCES, INC.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2011 and 2010

Note 2 - Significant Accounting Policies (continued)

Earnings Per Share Information

FASB ASC 260, “Earnings Per Share” provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Basic and diluted loss per share were the same, at the reporting dates, as there were no common stock equivalents outstanding.

Share Based Expenses

ASC 718 "Compensation - Stock Compensation" codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. , may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

Going concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company has minimal cash and no material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The officers and directors have committed to advancing certain operating costs of the Company.

Recent Accounting Pronouncements

ASC 105, “Generally Accepted Accounting Principles” (ASC 105) (formerly Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162)” reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board ("FASB") into a single source of authoritative generally accepted accounting principles ("GAAP") to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification ("ASC") carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed "non-authoritative". ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company's references to GAAP authoritative guidance but did not impact the Company's financial position or results of operations.

RANGEFORD RESOURCES, INC.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2011 and 2010

Note 2 - Significant Accounting Policies (continued)

ASC 855, “Subsequent Events” (ASC 855) (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company's evaluation of its subsequent events. ASC 855 defines two types of subsequent events, "recognized" and "non-recognized". Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

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

In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) ("Statement No. 167"). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 ("FIN 46R") to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity's economic performance. This statement also enhances disclosures about a company's involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 ("Statement No. 166"). Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 ("Statement No. 140") and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No. 166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter.

RANGEFORD RESOURCES, INC.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2011 and 2010

Note 2 - Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

Although Statement No. 166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 166 will have a material impact on its financial position or results of operations.

In February 2010, the FASB issued amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended June 30, 2010. The adoption of this guidance did not have a material impact on our financial statements.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations when it adopts this update on October 1, 2010.

Management believes recently issued accounting pronouncements will have no impact on the financial statements of the Company.

Note 3 - Stockholders’ Equity

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

During the year ended March 31, 2009, the Company issued 14,000 shares of its common stock pursuant to its S-1 registration statement which was declared effective on August 15, 2008 for a total cash consideration of $750. The Company also issued 82,500 and 85,200 shares during the years ended March 31, 2011 and 2010 for a total cash consideration of $10,313 and $10,650, respectively.

There were 10,181,700 and 10,099,200 common shares issued and outstanding as of March 31, 2011 and 2010.

Net loss per common share

Net loss per share is computed using the basic and diluted weighted average number of common shares outstanding during the period.  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding unless common stock equivalent shares are anti-dilutive.  Dilutive potential common shares are additional common shares assumed to be exercised. Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the years ended March 31, 2011 and 2010.

RANGEFORD RESOURCES, INC.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2011 and 2010

Note 4 - Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Under ACS 740 “Income Taxes,” when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended March 31, 2011 and 2010, applicable under ACS 740.  As a result of the adoption of ACS 740, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

Changes in the net deferred tax assets consist of the following:

	2011	2010
Net operating loss carry forward	$15,136		$7,172
Valuation allowance	(15,136)		(7,172)
Net deferred tax asset	$-	$

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

	2011	2010
Net operating loss carry forward	$5,298		$2,510
Valuation allowance	(5,298)		(2,510)
Net deferred tax asset	$-	$

The Company did not pay any income taxes during the years ended March 31, 2011 or 2010.

The net federal operating loss carry forward will expire in 2030.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 5 – Notes Payable

The Company received loans from a shareholder totaling $2,000 during the year ended March 31, 2011 to fund operations. The loan is non-interest bearing and is due on demand. As such it is included in current liabilities as of March 31, 2011. Imputed interest has been considered, but was determined to be immaterial to the financial statements as a whole.

Note 6 - Related Party Transactions

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

The Company had received loans from two of its shareholders totaling $15,495 from inception to March 31, 2011 for the purposes of funding start up operations. This includes $2,000 received during the year ended March 31, 2011 and $4,095 received during the year ended March 31, 2010. These loans are non-interest bearing and are due on demand and as such are included in current liabilities. Imputed interest has been considered by was determined to be immaterial to the financial statements as a whole.

Note 7 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date of this filing, and determined there are no events to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None in the fiscal year covered by this annual report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of March 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name	Age	Position

Frederick Ziegler	68	Pres./Sec./Treas./

Ronald A. Davis	68	Control Person

The persons named above have held their offices/positions since our inception and is expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

Fred Ziegler, President, Member of the Board of Directors, age 68.

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

Ronald A. Davis, Control Person, age 68.

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

Summary Compensation Table

						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Frederick Ziegler	2010	0	0	0	0	0	0	0	0
President, Secretary and Treasurer	2009	0	0	0	0	0	0	0	0

Employment Agreements

We have no employment agreements.

Compensation of Directors

The following table sets forth the compensation paid to each of our directors in 2010. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named directors.

Director Compensation

Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Frederick Ziegler	0	0	0	0	0	0	355

The sole director receives no compensation for attending the meetings of the board of directors. The board of directors met 3 times in fiscal year 2010. Since March 31, 2009, we have met twice.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of his/her shares and possess voting and dispositive power with respect to the shares. The following table provides the names and addresses of each person known to Rangeford Resources, Inc. to own more than 5% of the outstanding common stock as of March 31, 2011, and by the Officers and Directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class*
Common Stock	Frederick Ziegler Post Office Box 1365 8541 North County Road 11 Wellington, Colorado 80549	6,000,000 shares	55.45%

Common Stock	Walker, Bannister & Dunn, LLC** 4412 8tth Street SW Vero Beach, Florida 32968	3,400,000 shares	31.42%

TOTALS		9,400,000	86.87%

 *The percent of class is based on 10,818,700 shares of common stock issued and outstanding as of March 31, 2011.

** Walker, Bannister & Dunn, LLC is managed by Ronald A. Davis

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

There are no promoters being used in relation with this offering, except that under the definition of promoter in Rule 405 of Regulation C of the Securities Act of 1933, Frederick Ziegler, Sole Officer and Sole Director of Rangeford Resources, Inc. and Ronald A. Davis are considered promoters with respect to this issuer. No persons who may, in the future, be considered a promoter will receive or expect to receive assets, services or other consideration from us. No assets will be or are expected to be acquired from any promoter on behalf of Rangeford Resources, Inc.. We have not entered into any agreements that require disclosure to our shareholders.

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

2011	$5,000	Sam Kan & Co.
2010	$5,000	Sam Kan & Co.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2011	$0	Sam Kan & Co.
2010	$0	Sam Kan & Co.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2011	$0	Sam Kan & Co.
2010	$0	Sam Kan & Co.

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2011	$0	Sam Kan & Co.
2010	$0	Sam Kan & Co.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of May, 2011.

RANGEFORD RESOURCES, INC.

BY:	/s/ Frederick Ziegler
Frederick Ziegler
President, Principal Accounting Officer, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/ Frederick Ziegler	President, Principal Accounting Officer,	May 25, 2011
Frederick Ziegler	Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and Director

EXHIBIT INDEX

Exhibit No.		Incorporated by reference
	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	11/07/08	3.1

3.2	Bylaws.	S-1	11/07/08	3.2

14.1	Code of Ethics.	S-1	11/07/08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X