Form 10-Q
period 2011-06-30
Rangeford Resources, Inc.
filed 2011-08-22
CIK 1438035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2011

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

Yes      . No   X  .

10,181,700 shares of Common Stock, par value $0.001, were outstanding on July 15, 2011.

RANGEFORD RESOURCES, INC.

PART I ― FINANCIAL INFORMATION

Item 1.   Financial Statements.

RANGEFORD RESOURCES, INC.

(A Development Stage Enterprise)

Unaudited Financial Statements

For the Three Months Ended June 30, 2011 and 2010 and the

Period of December 4, 2007 (Inception) to June 30, 2011

RANGEFORD RESOURCES, INC.

(A Development Stage Enterprise)

Unaudited Financial Statements

For the Three Months Ended June 30, 2011 and 2010 and the

Period of December 4, 2007 (Inception) to June 30, 2011

RANGEFORD RESOURCES, INC.
(A Development Stage Company)
Balance Sheets

	June 30, 2011	March 31, 2011

ASSETS

Current assets
Cash	$335	$1,880
Total current assets	335	1,880

Total assets	$335	$1,880

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$685	$700
Related party payables	16,895	15,495
Total current liabilities	17,580	16,195

Stockholders' Deficit
Common stock, $.001 par value; 75,000,000 shares authorized; 10,181,700 shares issued and outstanding at June 30 and March 31, 2011	10,182	10,182
Additional paid in capital	28,831	28,831
Deficit accumulated during the development stage	(56,258)	(53,328)
Total stockholders' deficit	(17,245)	(14,315)

Total liabilities and stockholders' deficit	$335	$1,880

See accompanying notes to financial statements.

RANGEFORD RESOURCES, INC.
(A Development Stage Company)
Statements of Operations

			For the period from December 4, 2007 (inception) to June 30, 2011

	Three months ended June 30,
	2011	2010

Revenue	$-	$-	$-

Operating expenses
General and administrative	2,930	6,761	56,258
Total operating expenses	2,930	6,761	56,258

Loss from operations	(2,930)	(6,761)	(56,258)

Interest and other income (expense)	-	-	-

Loss before income taxes	(2,930)	(6,761)	(56,258)

Provision for income tax	-	-	-

Net loss	$(2,930)	$(6,761)	$(56,258)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	10,181,700	9,962,492

See accompanying notes to financial statements.

RANGEFORD RESOURCES, INC.
(A Development Stage Enterprise)
Statements of Cash Flows

			For the period from December 4, 2007 (inception) to June 30 31, 2011

	Three months ended June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(2,930)	$(6,761)	$(56,258)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	-	13,200
Changes in operating liabilities:
Accounts payable	(15)	1,215	685
Net cash used in operating activities	(2,945)	(5,546)	(42,373)

Net cash from investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party payable	2,900	-	18,395
Repayments of related party payables	(1,500)	-	(1,500)
Proceeds from issuance of stock	-	5,313	25,813
Net cash provided by financing activities	1,400	5,313	42,708

Net (decrease) increase in cash	(1,545)	(233)	335
Cash at beginning of period	1,880	4,703	-
Cash at end of period	$335	4,470	$335

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 7,630,058 shares of common stock for professional and consulting services	$-	-	$13,200

Supplemental Cash Flow Information:
Cash paid for interest	$-	-	$-
Cash paid for income taxes	$-	-	$-

See accompanying notes to financial statements.

Rangeford Resources, Inc.

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

For the Three Months Ended June 30, 2011 and 2010 and the

Period of December 4, 2007 (Inception) to June 30, 2011

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows June 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2011 audited financial statements.  The results of operations for the periods ended June 30, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – SUBSEQUENT EVENTS

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

Plan of Operation

As of June 30, 2011, we have $335 of cash available.  We have $14,995 current liabilities. From the date of inception (December 4, 2007) to June 30, 2011 the Company has recorded a net loss of $56,258 which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC.  In order to survive as a going concern over the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

The Company filed a registration statement on Form S-1 on July 26, 2008, which was deemed effective on August 15, 2008.  Since August 15, 2008, the Company has sold 181,700 shares of common stock to the public with total proceeds raised of $22,625. These proceeds have been utilized by the Company to fund its initial development including administrative costs associated with maintaining its status as a Reporting Company as defined by the Securities and Exchange Commission (“SEC”) under the Exchange Act of 1934 as amended.   In addition, the Company received permission quote its common stock on the Over the Counter Bulletin Board (“OTCBB”) (Symbol RGFR).

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

As of March 31, 2010, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the period ended June 30, 2011, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

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

Rangeford Resources, Inc.

Date: August 22 2011	By:	/s/ Frederick Ziegler
Frederick Ziegler
Chief Financial Officer, Treasurer and Secretary
(principal financial and accounting officer)

Date: August 22, 2011	By:	/s/ Frederick Ziegler
Frederick Ziegler
President and Chief Executive Officer