Form 10-Q
period 2011-09-30
Rangeford Resources, Inc.
filed 2011-11-14
CIK 1438035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2011

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

Yes      . No   X  .

10,281,700 shares of Common Stock, par value $0.001, were outstanding on November 14, 2011.

RANGEFORD RESOURCES, INC.

PART I ― FINANCIAL INFORMATION

Item 1.   Financial Statements.

RANGEFORD RESOURCES, INC.

(A Development Stage Enterprise)

Unaudited Financial Statements

For the Three and Six Months Ended September 30, 2011 and 2010 and the

Period of December 4, 2007 (Inception) to September 30, 2011

RANGEFORD RESOURCES, INC.

(A Developmental Stage Company)

Unaudited Financial Statements

For the Three and Six Months Ended September 30, 2011 and 2010 and the

Period of December 4, 2007 (Inception) to September 30, 2011

Page(s)
Balance Sheets as of September 30 and March 31, 2011	5

Statements of Operations for the three and six months ended September 30, 2011 and 2010 and the period of December 4, 2007 (Inception) to September 30, 2011	6

Statements of Cash Flows for the six months ended September 30, 2011 and 2010 and the period of December 4, 2007 (Inception) to September 30, 2011	7

Notes to the Unaudited Financial Statements	8

RANGEFORD RESOURCES, INC.
(A Development Stage Company)
Balance Sheets

	September 30, 2011	March 31, 2011

ASSETS

Current assets
Cash	$290	$1,880
Total current assets	290	1,880

Total assets	$290	$1,880

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$685	$700
Related party payables	18,395	15,495
Total current liabilities	19,080	16,195

Stockholders' Deficit
Common stock, $.001 par value; 75,000,000 shares authorized; 10,181,700 shares issued and outstanding at September 30 and March 31, 2011	10,282	10,182
Additional paid in capital	36,731	28,831
Deficit accumulated during the development stage	(65,803)	(53,328)
Total stockholders' deficit	(18,790)	(14,315)

Total liabilities and stockholders' deficit	$290	$1,880

See accompanying notes to financial statements.

RANGEFORD RESOURCES, INC.
(A Development Stage Company)
Statements of Operations
					For the period from December 4, 2007 (inception) to September 30, 2011

	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010

Revenue	$-	$-	$-	$-	$-

Operating expenses
General and administrative	9,545	2,649	12,475	9,410	65,803
Total operating expenses	9,545	2,649	12,475	9,410	65,803

Loss from operations	(9,545)	(2,649)	(12,475)	(9,410)	(65,803)

Interest and other income (expense)	-	-	-	-	-

Loss before income taxes	(9,545)	(2,649)	(12,475)	(9,410)	(65,803)

Provision for income tax	-	-	-	-	-

Net loss	$(9,545)	$(2,649)	$(12,475)	$(9,410)	$(65,803)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	10,281,700	10,175,613	10,181,700	10,140,020

See accompanying notes to financial statements.

RANGEFORD RESOURCES, INC.
(A Development Stage Enterprise)
Statements of Cash Flows
			For the period from December 4, 2007 (inception) to September 30, 2011

	Six months ended September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(9,545)	$(9,410)	$(65,803)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	8,000	-	21,200
Changes in operating liabilities:
Accounts payable	(15)	(200)	685
Net cash used in operating activities	(1,560)	(9,610)	(43,918)

Net cash from investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party payable	4,400	1,000	19,895
Repayments of related party payables	(1,500)	-	(1,500)
Proceeds from issuance of stock	-	10,313	25,813
Net cash provided by financing activities	2,900	11,313	44,208

Net (decrease) increase in cash	(1,590)	1,703	290
Cash at beginning of period	1,880	4,703	-
Cash at end of period	$290	$6,406	$290

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 7,730,058 shares of common stock for professional and consulting services	$-	$-	$21,200

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements.

Rangeford Resources, Inc.

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

For the Three and Six Months Ended September 30, 2011 and 2010 and the

Period of December 4, 2007 (Inception) to September 30, 2011

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows September 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2011 audited financial statements.  The results of operations for the periods ended September 30, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

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

Plan of Operation

As of September 30, 2011, we have $290of cash available.  We have $19,080current liabilities. From the date of inception (December 4, 2007) to June 30, 2011 the Company has recorded a net loss of $65,803 which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC.  In order to survive as a going concern over the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter ended September 30, 2011, the Company issued 100,000 shares of common stock (par value $0.001) for services rendered to the Company in the amount of $8,000. This transaction was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2) of such same said act.

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

Rangeford Resources, Inc.

Date: November 14, 2011	By:	/s/ Frederick Ziegler
Frederick Ziegler
Chief Financial Officer, Treasurer and Secretary
(principal financial and accounting officer)

Date: November 14, 2011	By:	/s/ Frederick Ziegler
Frederick Ziegler
President and Chief Executive Officer