Form 10-Q/A
period 2011-09-30
Rangeford Resources, Inc.
filed 2012-02-15
CIK 1438035

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

RANGEFORD RESOURCES, INC.

(A Development Stage Enterprise)

Unaudited Financial Statements

For the Three and Six Months Ended September 30, 2011 and 2010 and the

Period of December 4, 2007 (Inception) to September30, 2011

Page(s)
Balance Sheets as of September 30 and March 31, 2011	5

Statements of Operations for the three and six months ended September 30, 2011 and 2010 and the period of December 4, 2007 (Inception) to September 30, 2011	6

Statements of Cash Flows for the six months ended September 30, 2011 and 2010 and the period of December 4, 2007 (Inception) to September 30, 2011	7

Notes to the Unaudited Financial Statements	8

RANGEFORD RESOURCES, INC.
(A Development Stage Company)
Balance Sheets

	September 30, 2011	March 31, 2011

ASSETS

Current assets
Cash	$290	$1,880
Total current assets	290	1,880

Total assets	$290	$1,880

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$685	$700
Related party payables	18,395	15,495
Total current liabilities	19,080	16,195

Stockholders' Deficit
Common stock, $.001 par value; 75,000,000 shares authorized; 10,181,700 shares issued and outstanding at September 30 and March 31, 2011	10,182	10,182
Additional paid in capital	28,831	28,831
Deficit accumulated during the development stage	(57,803)	(53,328)
Total stockholders' deficit	(18,790)	(14,315)

Total liabilities and stockholders' deficit	$290	$1,880

See accompanying notes to financial statements.

RANGEFORD RESOURCES, INC.
(A Development Stage Company)
Statements of Operations

					For the period from December 4, 2007 (inception) to September 30, 2011

	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010

Revenue	$-	$-	$-	$-	$-

Operating expenses
General and administrative	1,545	2,649	4,475	9,410	57,803
Total operating expenses	1,545	2,649	4,475	9,410	57,803

Loss from operations	(1,545)	(2,649)	(4,475)	(9,410)	(57,803)

Interest and other income (expense)	-	-	-	-	-

Loss before income taxes	(1,545)	(2,649)	(4,475)	(9,410)	(57,803)

Provision for income tax	-	-	-	-	-

Net loss	$(1,545)	$(2,649)	$(4,475)	$(9,410)	$(57,803)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	10,181,700	10,175,613	10,181,700	10,140,020

See accompanying notes to financial statements.

RANGEFORD RESOURCES, INC.
(A Development Stage Enterprise)
Statements of Cash Flows
			For the period from December 4, 2007 (inception) to September 30, 2011

	Six months ended September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(4,475)	$(9,410)	$(57,803)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	-	13,200
Changes in operating liabilities:
Accounts payable	(15)	(200)	685
Net cash used in operating activities	(4,490)	(9,610)	(43,918)

Net cash from investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party payable	4,400	1,000	19,895
Repayments of related party payables	(1,500)	-	(1,500)
Proceeds from issuance of stock	-	10,313	25,813
Net cash provided by financing activities	2,900	11,313	44,208

Net (decrease) increase in cash	(1,590)	1,703	290
Cash at beginning of period	1,880	4,703	-
Cash at end of period	$290	6,406	$290

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 7,630,058 shares of common stock for professional and consulting services	$-	-	$13,200

Supplemental Cash Flow Information:
Cash paid for interest	$-	-	$-
Cash paid for income taxes	$-	-	$-

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

Plan of Operation

As of September 30, 2011, we have $290 of cash available.  We have $19,080 current liabilities. From the date of inception (December 4, 2007) to September 30, 2011 the Company has recorded a net loss of $57,803 which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC.  In order to survive as a going concern over the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

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

Rangeford Resources, Inc.

Date: February 14, 2012	By:	/s/ Frederick Ziegler
Frederick Ziegler
Chief Financial Officer, Treasurer and Secretary
(principal financial and accounting officer)

Date: February 14, 2012	By:	/s/ Frederick Ziegler
Frederick Ziegler
President and Chief Executive Officer