Form 10-Q
period 2011-12-31
Rangeford Resources, Inc.
filed 2012-02-17
CIK 1438035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2011

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

Yes      . No  X .

10,281,700 shares of Common Stock, par value $0.001, were outstanding on February 14, 2011.

RANGEFORD RESOURCES, INC.

PART I ― FINANCIAL INFORMATION

Item 1.   Financial Statements.

RANGEFORD RESOURCES, INC.

(A Development Stage Enterprise)

Unaudited Financial Statements

For the Three and Nine Months Ended December 31, 2011 and 2010 and the

Period of December 4, 2007 (Inception) to December 31, 2011

RANGEFORD RESOURCES, INC.

(A Development Stage Enterprise)

Unaudited Financial Statements

For the Three and Nine Months Ended December 31, 2011 and 2010 and the

Period of December 4, 2007 (Inception) to December 31, 2011

RANGEFORD RESOURCES, INC.
(A Development Stage Company)
Balance Sheets

	December 31, 2011	March 31, 2011

ASSETS

Current assets
Cash	$245	$1,880
Total current assets	245	1,880

Total assets	$245	$1,880

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$3,350	$700
Related party payables	21,055	15,495
Total current liabilities	24,405	16,195

Stockholders' Deficit
Common stock, $.001 par value; 75,000,000 shares authorized; 10,181,700 shares issued and outstanding at September 30 and March 31, 2011	10,182	10,182
Additional paid in capital	28,831	28,831
Deficit accumulated during the development stage	(63,173)	(53,328)
Total stockholders' deficit	(24,160)	(14,315)

Total liabilities and stockholders' deficit	$245	$1,880

See accompanying notes to financial statements.

RANGEFORD RESOURCES, INC.
(A Development Stage Company)
Statements of Operations

					For the period from December 4, 2007 (inception) to December 31, 2011
	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010

Revenue	$-	$-	$-	$-	$-

Operating expenses
General and administrative	5,370	4,496	9,845	13,906	63,173
Total operating expenses	5,370	4,496	9,845	13,906	63,173

Loss from operations	(5,370)	(4,496)	(9,845)	(13,906)	(63,173)

Interest and other income (expense)	-	-	-	-	-

Loss before income taxes	(5,370)	(4,496)	(9,845)	(13,906)	(63,173)

Provision for income tax	-	-	-	-	-

Net loss	$(5,370)	$(4,496)	$(9,845)	$(13,906)	$(63,173)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	10,181,700	10,181,700	10,181,700	10,153,964

See accompanying notes to financial statements.

RANGEFORD RESOURCES, INC.
(A Development Stage Enterprise)
Statements of Cash Flows

	Nine months ended December 31,		For the period from December 4, 2007 (inception) to December 31, 2011
	2011	2010
Cash flows from operating activities
Net loss	$(9,845)	$(13,906)	$(63,173)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	-	13,200
Changes in operating liabilities:
Accounts payable	2,650	(200)	3,350
Net cash used in operating activities	(7,195)	(14,106)	(46,623)

Net cash from investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party payable	7,060	1,000	22,555
Repayments of related party payables	(1,500)	-	(1,500)
Proceeds from issuance of stock	-	10,313	25,813
Net cash provided by financing activities	5,560	11,313	46,868

Net (decrease) increase in cash	(1,635)	(2,793)	245
Cash at beginning of period	1,880	4,703	-
Cash at end of period	$245	1,910	$245

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 7,630,058 shares of common stock for professional and consulting services	$-	-	$13,200

Supplemental Cash Flow Information:
Cash paid for interest	$-	-	$-
Cash paid for income taxes	$-	-	$-

See accompanying notes to financial statements.

Rangeford Resources, Inc.

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

For the Three and Nine Months Ended December 31, 2011 and 2010 and the

Period of December 4, 2007 (Inception) to December 31, 2011

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows December 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2011 audited financial statements.  The results of operations for the periods ended December 31, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – RELATED PARTY LOANS

During the nine months ended December 31, 2011, the Company received loans from related parties totaling $5,560 to fund operations. These loans are non interest bearing, due on demand and as such are included in current liabilities. Imputed interest has been considered but was determined to be immaterial to the financial statements when taken as a whole.

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

Plan of Operation

As of December 31, 2011, we have $245 of cash available.  We have $24,405 current liabilities. From the date of inception (December 4, 2007) to December 31, 2011 the Company has recorded a net loss of $63,173 which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC.  In order to survive as a going concern over the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

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

As of December 31, 2011, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the period ended June 30, 2011, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

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

None

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