Form 10-K
period 2012-03-31
Rangeford Resources, Inc.
filed 2012-07-16
CIK 1438035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X  .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended March 31, 2012

Or

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from _________ to _____________

Commission file number: 000-54306

RANGEFORD RESOURCES, INC.

 (Exact name of registrant as specified in its charter)

Nevada		77-1176182
State or other jurisdiction of incorporation or organization		I.R.S. Employer Identification No.

8541 North Country Road 11 Wellington, CO 80549
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:
(970) 218-7080

Securities registered pursuant to Section 12(b) of the Act:
Title of each class registered		Name of each exchange on which registered
Not Applicable		Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
Common Stock (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

 Yes       .  No   X  .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes   X  .  No       .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

 Yes       .  No       .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

   X  .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer (Do not check if a smaller reporting company)	.	Smaller reporting company	X .

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes       .  No   X  .

On July 16, 2012, 181,700 shares of common stock were held by non-affiliates and had a value of $0 based on the average closing bid and ask.  At the time of this filing, the Company’s common stock, while listed for trading, has not traded at the time of this filing.

There were 10,081,700 shares issued and outstanding of the registrant's Common Stock as of July 16, 2012.

Note about Forward-Looking Statements

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

References in this Annual Report on Form 10-K to (i) the "Company," the "Registrant," "Rangeford "we," "our," and "us" refer to Rangeford Resources, Inc. Investors and security holders may obtain a free copy of the annual report on Form 10-K and other documents filed by the Company with the Securities and Exchange Commission ("SEC") at the SEC's website at http://www.sec.gov. Free copies of the annual report on Form 10-K and other documents filed by Rangeford with the sec may also be obtained from Rangeford Resources, Inc. By directing a request to Rangeford, Attention: Frederick Zeigler, President and Chief Executive Officer, 8541 North Country Road 11, Wellington, Colorado 80549 telephone number (970) 218-7080.

PART I

ITEM 1.  BUSINESS

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

Change of Control – Share Purchase Agreement

On July 5, 2012, the Company, Orphan Holdings of Texas, Inc. (“Orphan Holdings”), its majority shareholder, and RF Colorado Ventures, LLC (“RF Colorado”) executed a Share Purchase Agreement (the "Agreement") that provides for the RF Colorado to purchase 9,900,000 shares of the Company’s common stock held by Orphan Holdings for a total purchase price of $300,000, to be paid by RF Colorado.  The closing of the purchase is conditioned upon the delivery of funds on or about July 31, 2012.

Upon Closing of the purchase, RF Colorado will become the majority and controlling shareholder of the Company.

In addition, the Agreement, at closing, provides for the resignation of the Company’s sole officer & director, Mr. Frederick Zeigler. With nominees of RF Colorado to be appointed to the Company’s Board of Directors and as the Company’s management.

Plan of Operation

As of March 31, 2012, we have $200 of cash available. We have $24,565 current liabilities. From the date of inception (December 4, 2007) to March 31, 2012, the Company has recorded a net loss of $64,578 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC. In order to survive as a going concern over the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

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

We have not purchased, leased or entered into any agreements to purchase or lease any of the equipment necessary to conduct the geological or geophysical testing referred to herein and will only be able to do so upon raising additional capital through loans or the sale of equity securities.

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

Company’s Office

Our offices are located at 8541 North Country Road 11, Wellington, Colorado and our telephone number is (970) 218-7080.

ITEM 1A.  RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

REAL ESTATE.

None.

TITLE TO PROPERTIES.

None.

OIL AND GAS PROPERTIES.

None.

PATENTS.

None.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINING AND SAFETY DISCLOSURE.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of the date of this annual report, there is no public market in Rangeford common stock.  The Company's common stock was accepted for trading by FINRA on the OTCBB and the Over The Counter Markets OTCQB and was assigned the symbol is "RGFR".

Holders

There are approximately 57 holders of record of Rangeford’s common stock as of March 31, 2012.

Dividend Policy

Holders of the Company’s common stock are entitled to receive such dividends as may be declared by Rangeford’s board of directors.  The Company has not declared or paid any dividends on Rangeford’s common shares and it does not plan on declaring any dividends in the near future.  The Company currently intends to use all available funds to finance the operation and expansion of its business.

Recent Sales of Unregistered Securities

During the years ended March 31, 2012, the Company did not make any sales of its unregistered securities.

During the year ended March 31, 2011, the Company made the following sales of its unregistered shares.

DATE OF SALE	TITLE OF SECURITIES	NO. OF SHARES	CONSIDERATION	CLASS OF PURCHASER
4/1/2010 through 3/31/2011	Common Shares	82,500	$10,313	Business Associates

Exemption From Registration Claimed

All of the above sales by the Company of its unregistered securities were made by the Company in reliance upon Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "1933 Act").  All of the  individuals  and/or  entities  that purchased the unregistered securities were primarily existing shareholders,   known  to  the  Company  and  its  management,   through  pre-existing  business relationships,   as  long  standing  business  associates.   All purchasers  were  provided  access  to  all  material  information,  which  they requested,  and all  information  necessary to verify such  information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company.  All certificates or agreements  representing  such securities that were issued contained  restrictive legends,  prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first  registered  or  otherwise  exempt from  registration  in any further resale or disposition.

Issuer Purchases of Equity Securities

Rangeford did not repurchase any shares of its common stock during the year ended March 31, 2012.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission.  Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking  statements are necessarily based upon estimates and assumptions that are inherently  subject to significant  business,  economic and competitive uncertainties and  contingencies,  many of which are beyond our control and many of which,  with  respect to future  business  decisions,  are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf.  We disclaim any obligation to update forward-looking statements.

The independent registered public accounting firm’s report on the Company’s financial statements as of March 31, 2012, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

PLAN OF OPERATIONS

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

Plan of Operation

As of March 31, 2012, we have $200 of cash available. We have $24,565 current liabilities. From the date of inception (December 4, 2007) to March 31, 2012 the Company has recorded a net loss of $64,578 which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC. In order to survive as a going concern over the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

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

Change of Control – Share Purchase Agreement

On July 5, 2012, the Company, Orphan Holdings of Texas, Inc. (“Orphan Holdings”), its majority shareholder, and RF Colorado Ventures, LLC (“RF Colorado”) executed a Share Purchase Agreement (the "Agreement") that provides for the RF Colorado to purchase 9,900,000 shares of the Company’s common stock held by Orphan Holdings for a total purchase price of $300,000, to be paid by RF Colorado.  The closing of the purchase is conditioned upon the delivery of funds on or about July 31, 2012.

Upon Closing of the purchase, RF Colorado will become the majority and controlling shareholder of the Company.

In addition, the Agreement, at closing, provides for the resignation of the Company’s sole officer & director, Mr. Frederick Zeigler. With nominees of RF Colorado to be appointed to the Company’s Board of Directors and as the Company’s management.

Drilling and Development

The Company does not anticipate any costs or expenses to be incurred for drilling research and development within the next six months.

Employees

There are no employees of the Company, excluding the current President and Director, Mr. Ziegler and the Company does not anticipate hiring any additional employees within the next twelve months.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets

We will need substantial additional capital to support our proposed future energy operations.  We have no revenues.  We have no committed source for any funds as of date here.  No representation is made that any funds will be available when needed.  In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties.

Decisions regarding future participation in exploration wells or geophysical studies or other activities will be made on a case-by-case basis.  We may, in any particular case, decide to participate or decline participation.  If participating, we may pay our proportionate share of costs to maintain our proportionate interest through cash flow or debt or equity financing.  If participation is declined, we may elect to farmout, non-consent, sell or otherwise negotiate a method of cost sharing in order to maintain some continuing interest in the prospect.

RESULTS OF OPERATIONS

For the Year Ended March 31, 2012 Compared to the Year Ended March 31, 2011

During the years ended March 31, 2012 and 2011, the Company did not recognize any revenues from it operating activities.  In part, because such activities were focused on identifying opportunities and the listing of the Company’s common stock on the over the counter market for trading.

During the year ended March 31, 2012, the Company recognized a net loss of $11,250 compared to $15,136 for the year ended March 31, 2011.  The decrease of $3,886 was a result of the Company’s decrease in operational expenses.

LIQUIDITY

At March 31, 2012, we had total current assets of $200, consisting solely of cash.  At March 31, 2012, we had total current liabilities of $24,565, consisting of accounts payable of $3,350, accrued expenses of $160 and related party payables of $21,055.  At March 31, 2012, we have a working capital deficit of $24,365.

During the year ended March 31, 2012, we used cash of $8,440 in our operations compared to $15,136 during the year ended March 31, 2011.  During the year ended March 31, 2012, we received funds of $6,760 from our financing activities compared to $12,313 during the year ended March 31, 2011.

The Company had received loans from two of its shareholders totaling $22,555 from inception to March 31, 2012 for the purposes of funding startup operations. This includes $7,060 and $2,000 received during the years ended March 31, 2012 and 2011. These loans are non-interest bearing and are due on demand and as such are included in current liabilities.

During the year ended March 31, 2011, the Company rescinded 100,000 common shares previously issued for services.

Short Term.

On a short-term basis, we have not generated any revenue or revenues sufficient to cover operations.  Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as the Company continues exploration activities.

Capital Resources

The Company has only common stock as its capital resource.

We have no material commitments for capital expenditures within the next year, however if operations are commenced, substantial capital will be needed to pay for participation, investigation, exploration, acquisition and working capital.

Need for Additional Financing

We do not have capital sufficient to meet its cash needs.  The Company will have to seek loans or equity placements to cover such cash needs.  Once exploration commences, its needs for additional financing is likely to increase substantially.

No commitments to provide additional funds have been made by the Company’s management or other stockholders.  Accordingly, there can be no assurance that any additional funds will be available to us to allow us to cover the Company’s expenses as they may be incurred.

The Company will need substantial additional capital to support its proposed future energy operations.  We have no revenues.  The Company has no committed source for any funds as of the date hereof.  No representation is made that any funds will be available when needed.  In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties.

Decisions regarding future participation in exploration wells or geophysical studies or other activities will be made on a case-by-case basis.  The Company may, in any particular case, decide to participate or decline participation.  If participating, we may pay its proportionate share of costs to maintain the Company’s proportionate interest through cash flow or debt or equity financing.  If participation is declined, the Company may elect to farmout, non-consent, sell or otherwise negotiate a method of cost sharing in order to maintain some continuing interest in the prospect.

Critical Accounting Policies

Cash

Cash and cash equivalents include short-term, highly liquid investments with maturities of less than three months when acquired.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2012 and 2011.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2012 and 2011. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the years ended March 31, 2012 and 2011.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations do not employ financial instruments or derivatives which are market sensitive.  Short term funds are held in non-interest bearing accounts and funds held for longer periods are placed in interest bearing accounts.  Large amounts of funds, if available, will be distributed among multiple financial institutions to reduce risk of loss.   The Company’s cash holdings do not generate interest income.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of Rangeford Resources, Inc. for the years ended March 31, 2012 and 2011, and the period from December 4, 2007 (inception) through March 31, 2012, appear as pages F-1 through F-12.

RANGEFORD RESOURCES, INC.

(A Development Stage Company)

Financial Statements

March 31, 2012 and 2011

RANGEFORD RESOURCES, INC.

(A Development Stage Company)

Financial Statements

March 31, 2012 and 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Rangeford Resources, Inc.

We have audited the accompanying balance sheet of Rangeford Resources, Inc. (the “Company”), as of March 31, 2012 and 2011, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and for the period from inception on December 4, 2007 to March 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of the Company as of March 31, 2012, and the results of its operations and cash flows for the years then ended, and for the period from inception on December 4, 2007 to March 31, 2012 are in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses and has experienced negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to those matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     /s/ Sam Kan & Company

__________________________

Sam Kan & Company

July 16, 2012

Alameda, California

RANGEFORD RESOURCES, INC.
(A Development Stage Company)
Balance Sheets

	March 31,
	2012	2011
ASSETS

Current assets
Cash	$200	$1,880
Total current assets	200	1,880

Total assets	$200	$1,880

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$3,350	$700
Accrued interest payable	160	-
Related party payables	21,055	15,495
Total current liabilities	24,565	16,195

Stockholders' Deficit
Common stock, $.001 par value; 75,000,000 shares authorized; 10,087,700 and 10,181,700 shares issued and outstanding, respectively	10,082	10,182
Additional paid in capital	30,131	28,831
Deficit accumulated during the development stage	(64,578)	(53,328)
Total stockholders' deficit	(24,365)	(14,315)

Total liabilities and stockholders' deficit	$200	$1,880

See accompanying notes to financial statements.

RANGEFORD RESOURCES, INC.
(A Development Stage Company)
Statements of Operations

			For the period from December 4, 2007 (inception) to March 31, 2012

	Year ended March 31,
	2012	2011

Revenue	$-	$-	$-

Operating expenses
General and administrative	11,090	15,136	64,418
Total operating expenses	11,090	15,136	64,418

Loss from operations	(11,090)	(15,136)	(64,418)

Other expense
Interest expense	160	-	160
Total other expense	160	-	160

Loss before income taxes	(11,250)	(15,136)	(64,578)

Provision for income tax	-	-	-

Net loss	$(11,250)	$(15,136)	$(64,578)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	10,176,782	10,160,803

See accompanying notes to financial statements.

F-4

RANGEFORD RESOURCES, INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-in Capital	Subscription receivable	Accumulated Deficit	Total
	Shares	Amount
Balance, December 4, 2007 (Inception)	-	$-	$-	$-	$-	$-
Common stock issued for cash	57,803	58	42	-		100
Common stock issued for services	7,630,058	7,630	5,570	-		13,200
Common stock issued for subscription receivable	2,312,139	2,312	1,688	(4,000)		-
Net loss for the period of December 4, 2007 (inception) to March 31, 2008	-	-	-	-	-	-
Balance, March 31, 2008	10,000,000	10,000	7,300	(4,000)	-	13,300

Collection of subscription receivable, April 30, 2008	-	-	-	4,000		4,000
Common stock issued for cash	14,000	14	736	-		750
Net loss for the year ended March 31, 2009	-	-	-	-	(31,020)	(31,020)
Balance, March 31, 2009	10,014,000	10,014	8,036	-	(31,020)	(12,970)

Common stock issued for cash	85,200	85	10,565	-		10,650
Net loss, year ended March 31, 2010	-	-	-	-	(7,172)	(7,172)
Balance, March 31, 2010	10,099,200	10,099	18,601	-	(38,192)	(9,492)

Common stock issued for cash	82,500	83	10,230	-	-	10,313
Net loss, year ended March 31, 2011	-	-	-	-	(15,136)	(15,136)
Balance, March 31, 2011	10,181,700	10,182	28,831	-	(53,328)	(14,315)

Rescinded common stock	(100,000)	(100)	100	-	-	-
Contributed capital	-	-	1,200	-	-	1,200
Net loss, year ended March 31, 2012	-	-	-	-	(11,250)	(11,250)
Balance, March 31, 2012	10,081,700	$10,082	$30,131	$-	$(64,578)	$(24,365)

See accompanying notes to financial statements.

RANGEFORD RESOURCES, INC.
(A Development Stage Enterprise)
Statements of Cash Flows

			For the period from December 4, 2007 (inception) to March 31, 2012

	Year ended March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(11,250)	$(15,136)	$(64,578)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	-	13,200
Changes in operating liabilities:
Accounts payable	2,650	-	3,350
Accrued interest payable	160	-	160
Net cash used in operating activities	(8,440)	(15,136)	(47,868)

Net cash from investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party payable	7,060	2,000	22,555
Repayments of related party payables	(1,500)	-	(1,500)
Contributed capital	1,200	-	1,200
Proceeds from issuance of stock	-	10,313	25,813
Net cash provided by financing activities	6,760	12,313	48,068

Net (decrease) increase in cash	(1,680)	(2,823)	200
Cash at beginning of period	1,880	4,703	-
Cash at end of period	$200	$1,880	$200

Supplemental disclosure of non-cash investing and financing activities:
Rescission of 100,000 shares of common stock	$-	$-	$-
Issuance of 7,630,058 shares of common stock for professional and consulting services	$-	$-	$13,200

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements.

RANGEFORD RESOURCES, INC.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2012 and 2011

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

RANGEFORD RESOURCES, INC.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2012 and 2011

Note 2 - Significant Accounting Policies (continued)

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2011 and 2010. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the years ended March 31, 2012 and 2011.

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

Share Based Expenses

ASC 718 "Compensation - Stock Compensation" codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. , may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity

RANGEFORD RESOURCES, INC.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2012 and 2011

Note 2 - Significant Accounting Policies (continued)

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

Recent Accounting Pronouncements

There were accounting standards and interpretations issued during the year ended March 31, 2012, none of which are expected to have a material impact on the Company’s financial position, operations, or cash flows.

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

RANGEFORD RESOURCES, INC.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2012 and 2011

Note 3 - Stockholders’ Equity (continued)

During the year ended March 31, 2009, the Company issued 14,000 shares of its common stock pursuant to its S-1 registration statement which was declared effective on August 15, 2008 for a total cash consideration of $750. The Company also issued 82,500 and 85,200 shares during the years ended March 31, 2011 and 2010 for a total cash consideration of $10,313 and $10,650, respectively.

During the year ended March 31, 2011, the Company rescinded 100,000 common shares previously issued for services.

There were 10,081,700 and 10,099,200 common shares issued and outstanding as of March 31, 2012 and 2011.

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

Changes in the net deferred tax assets consist of the following:

	2012	2011
Net operating loss carry forward	$11,090		$15,136
Valuation allowance	(11,090)		(15,136)
Net deferred tax asset	$-	$

RANGEFORD RESOURCES, INC.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2012 and 2011

Note 4 - Income Taxes (continued)

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

	2012	2011
Net operating loss carry forward	$3,882		$5,298
Valuation allowance	(3,882)		(5,298)
Net deferred tax asset	$-	$

The Company did not pay any income taxes during the years ended March 31, 2012 or 2011.

The net federal operating loss carry forward will expire in 2030.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 5 – Notes Payable

The Company received loans from a shareholder totaling $7,060 and $2,000 during the years ended March 31, 2012 and 2011 to fund operations. The loans are non-interest bearing and is due on demand. As such they are included in current liabilities as of March 31, 2012 and 2011. Imputed interest has been considered, but was determined to be immaterial to the financial statements as a whole.

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

The Company had received loans from two of its shareholders totaling $22,555 from inception to March 31, 2012 for the purposes of funding start up operations. This includes $7,060 and $2,000 received during the years ended March 31, 2012 and 2011. These loans are non-interest bearing and are due on demand and as such are included in current liabilities. Imputed interest has been considered by was determined to be immaterial to the financial statements as a whole.

Note 7 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date of this filing, and determined there are no events to disclose.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of March 31, 2012, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the year ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information as to persons who currently serve as Rangeford Resources, Inc. directors or executive officers, including their ages as of March 31, 2012.

Name	Age	Position	Term

Frederick Ziegler	69	President, Secretary, Treasurer and Director	Annual

The directors named above will serve until the next annual meeting of the Company’s shareholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors absent any employment agreement. There is no arrangement or understanding between the directors and officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Biographical Information

Frederick Ziegler, President, Secretary, Treasurer and Director, age 69

For the past ten years, Mr. Ziegler has owned and managed three real estate development companies. During this period, he developed 1100 residential building lots and forty five acres of commercial development including a 93-room Comfort Inn, a 32900 grocery store and a K-6 elementary school.

In 1980, he became the President of Colorado Eastern Oil Corporation which later merged with Spring Creek Resources, Inc., a publicly traded company.

In addition, Mr. Ziegler has farmed over 2000 acres of wheat, corn and sugar beets, as well as being employed as a county sheriff and town marshal.

Committees of the Board of Directors

The Company is managed under the direction of its board of directors.

Executive Committee

The Company does not have an executive committee, at this time.

Audit Committee

The Company does not have an audit committee at this time.

Conflicts of Interest – General.

The Company’s directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses.  Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporation opportunity, involved in participation with such other business entities.  While each officer and director of the Company’s business is engaged in business activities outside of its business, the amount of time they devote to our business will be up to approximately 25 hours per week.

Conflicts of Interest – Corporate Opportunities

Presently no requirement contained in the Company’s Articles of Incorporation, Bylaws, or minutes which requires officers and directors of the Company’s business to disclose to Rangeford business opportunities which come to their attention.  The Company’s officers and directors do, however, have a fiduciary duty of loyalty to Rangeford to disclose to it any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise.  Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company.  The Company has no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to officers and board members during the fiscal years ended March 31, 2012, 2011 and 2010. The table sets forth this information for the Company including salary, bonus, and certain other compensation to the Board members and named executive officers for the past three fiscal years.

SUMMARY EXECUTIVES COMPENSATION TABLE

Name & Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Frederick Ziegler, President, Sec., Treasuer	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

Mr. Ziegler does not have an employment agreement with the Company.

DIRECTOR COMPENSATION

All of the Company’s officers and/or directors will continue to be active in other companies.  All officers and directors have retained the right to conduct their own independent business interests.

The Company does not pay any Directors fees for meeting attendance.

The following table sets forth certain information concerning compensation paid to the Company’s directors during the year ended March 31, 2012:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Frederick Ziegler	0	0	0	0	0	0	0

INDEMNIFICATION OF DIRECTORS AND OFFICERS

Rangeford’s officers and directors are indemnified as provided by the Nevada Revised Statutes and the bylaws.

Under the Nevada Revised Statutes, director immunity from liability to a company or its shareholders for monetary liabilities applies automatically unless it is specifically limited by a company's Articles of Incorporation.  The Company’s Articles of Incorporation do not specifically limit the directors’ immunity.  Excepted from that immunity are: (a) a willful failure to deal fairly with Rangeford or its shareholders in connection with a matter in which the director has a material conflict of interest; (b) a violation of criminal law, unless the director had reasonable cause to believe that his or her conduct was lawful or no reasonable cause to believe that his or her conduct was unlawful; (c) a transaction from which the director derived an improper personal profit; and (d) willful misconduct.

The Company’s bylaws provide that it will indemnify the directors to the fullest extent not prohibited by Nevada law; provided, however, that it may modify the extent of such indemnification by individual contracts with the directors and officers; and, provided, further, that the Company shall not be required to indemnify any director or officer in connection with any proceeding, or part thereof, initiated by such person unless such indemnification: (a) is expressly required to be made by law, (b) the proceeding was authorized by the board of directors, (c) is provided by the Company, in sole discretion, pursuant to the powers vested under Nevada law or (d) is required to be made pursuant to the bylaws.

The Company’s bylaws provide that it will advance to any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director or officer of the Company, or is or was serving at the request of Rangeford as a director or executive officer of another company, partnership, joint venture, trust or other enterprise, prior to the final disposition of the proceeding, promptly following request therefore, all expenses incurred by any director or officer in connection with such proceeding upon receipt of an undertaking by or on behalf of such person to repay said amounts if it should be determined ultimately that such person is not entitled to be indemnified under the bylaws or otherwise.

The Company’s bylaws provide that no advance shall be made by Rangeford to an officer except by reason of the fact that such officer is or was the Company’s director in which event this paragraph shall not apply, in any action, suit or proceeding, whether civil, criminal, administrative or investigative, if a determination is reasonably and promptly made: (a) by the board of directors by a majority vote of a quorum consisting of directors who were not parties to the proceeding, or (b) if such quorum is not obtainable, or, even if obtainable, a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, that the facts known to the decision-making party at the time such determination is made demonstrate clearly and convincingly that such person acted in bad faith or in a manner that such person did not believe to be in or not opposed to the best interests of Rangeford.

EQUITY COMPENSATION PLAN INFORMATION

Rangerford does not have an equity compensation plan at this time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of Rangeford’s outstanding common stock by:

•

each person who is known by Rangeford to be the beneficial owner of five percent (5%) or more of Rangeford common stock;

•

Rangeford’s sole officer and director as identified in the “Management — Executive Compensation” section; and

•

all of the Company’s directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock and options, warrants and convertible securities that are currently exercisable or convertible within 60 days of the date of this document into shares of the Company’s common stock are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information below is based on the number of shares of Rangeford‘s common stock that we believe was beneficially owned by each person or entity as of March 31, 2012.

Title of Class	Name and Address of Beneficial Owner *	Amount and Nature of Beneficial Owner*	Percent of Class (1)
Common shares	Frederick Ziegler, President, Secretary, Treasurer and Director	-0-	0%

Common shares	Orphan Holdings Of Texas, Inc. (2)	9,900,000	98.19%

Common shares	All Directors and Executive Officers as a Group (1 person)	-0-	0%

*The Address for the above individuals and entities is c/o 7609 Ralston Road, Arvada, Colorado 80002.

(1)

Based upon 10,081,700 shares issued and outstanding on a fully diluted basis.

(2)

On July 5, 2012, Orphan Holdings of Texas, Inc. entered into a Share Purchase Agreement with RF Colorado Ventures, Inc., in which Orphan Holdings of Texas, Inc. has agreed to sell its 9,900,000 shares in exchange for cash.  At the time of the filing of this Annual Report, the purchase has not closed, but is anticipated to close on or before July 31, 2012.

Rule 13d-3 under the Securities Exchange Act of 1934 governs the determination of beneficial ownership of securities.  That rule provides that a beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security.  Rule 13d-3 also provides that a beneficial owner of a security includes any person who has the right to acquire beneficial ownership of such security within sixty days, including through the exercise of any option, warrant or conversion of a security.  Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person.  Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than the transactions discussed below, the Company has not entered into any transaction nor is there any proposed transactions in which any of the founders, directors, executive officers, shareholders or any members of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

Shareholder Loans

The Company had received loans from two of its shareholders totaling $22,555 from inception to March 31, 2012 for the purposes of funding start up operations. This includes $7,060 and $2,000 received during the years ended March 31, 2012 and 2011. These loans are non-interest bearing and are due on demand and as such are included in current liabilities.

Change of Control – Share Purchase Agreement

On July 5, 2012, the Company, Orphan Holdings of Texas, Inc. (“Orphan Holdings”), its majority shareholder, and RF Colorado Ventures, LLC (“RF Colorado”) executed a Share Purchase Agreement (the "Agreement") that provides for the RF Colorado to purchase 9,900,000 shares of the Company’s common stock held by Orphan Holdings for a total purchase price of $300,000, to be paid by RF Colorado.  The closing of the purchase is conditioned upon the delivery of funds on or about July 31, 2012.

Upon Closing of the purchase, RF Colorado will become the majority and controlling shareholder of the Company.

In addition, the Agreement, at closing, provides for the resignation of the Company’s sole officer & director, Mr. Frederick Zeigler. With nominees of RF Colorado to be appointed to the Company’s Board of Directors and as the Company’s management.

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

2012	$5,000	Sam Kan & Co.
2011	$5,000	Sam Kan & Co.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2012	$0	Sam Kan & Co.
2011	$0	Sam Kan & Co.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2012	$0	Sam Kan & Co.
2011	$0	Sam Kan & Co.

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2012	$0	Sam Kan & Co.
2011	$0	Sam Kan & Co.

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

Number	Description

31.1	Certification of Chief Financial Officer & Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed Herewith
32.2	Certification of Chief Financial Officer & Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	Filed Herewith
101.INS	XBRL Instance Document	(1)
101.SCH	XBRL Taxonomy Extension Schema Document	(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(1)

(1)

 To be filed by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANGEFORD RESOURCES, INC.

Dated: July 16, 2012
By:	/s/ Frederick Ziegler
Frederick Zeigler, President, Treasurer and Sole Director
(Principal Executive Officer & Principal
Accounting Officer)