Form 10-Q
period 2012-06-30
Rangeford Resources, Inc.
filed 2012-08-20
CIK 1438035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10Q

(Mark One)

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

      . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number: 000-54306

RANGEFORD RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	77-1176182
(State of Incorporation)	(IRS Employer ID Number)

8541 North Country Road 11, Wellington, CO 80549

(Address of principal executive offices)

970-218-7080

(Registrant's Telephone number)

____________________________________________________

(Former Address and phone of principal executive offices)

Indicate by check mark  whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  past 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2)  has  been  subject  to the  filing requirements for the past 90 days.

Yes   X  . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes      . No      .

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      . No   X  .

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 20, 2012, there were 10,081,700 shares of the registrant’s common stock issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

RANGEFORD RESOURCES, INC.
(A Development Stage Company)
Balance Sheets

	June 30, 2012	March 31, 2012

	(Unaudited)
ASSETS

Current assets
Cash	$155	$200
Total current assets	155	200

Total assets	$155	$200

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$4,520	$3,350
Accrued interest payable	-	160
Related party payables	-	21,055
Total current liabilities	4,520	24,565

Stockholders' Deficit
Common stock, $.001 par value; 75,000,000 shares authorized; 10,081,700 shares issued and outstanding at June 30 and March 31, 2012	10,082	10,082
Additional paid in capital	51,846	30,131
Deficit accumulated during the development stage	(66,293)	(64,578)
Total stockholders' deficit	(4,365)	(24,365)

Total liabilities and stockholders' deficit	$155	$200

See accompanying notes to financial statements.

RANGEFORD RESOURCES, INC.
(A Development Stage Company)
Unaudited Statements of Operations

			For the period from December 4, 2007 (inception) to June 30, 2012

	Three months ended June 30,
	2012	2011

Revenue	$-	$-	$-

Operating expenses
General and administrative	1,715	2,930	66,133
Total operating expenses	1,715	2,930	66,133

Loss from operations	(1,715)	(2,930)	(66,133)

Other expense
Interest expense			160
Total other expense	-	-	160

Loss before income taxes	(1,715)	(2,930)	(66,293)

Provision for income tax	-	-	-

Net loss	$(1,715)	$(2,930)	$(66,293)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	10,081,700	10,181,700

See accompanying notes to financial statements.

RANGEFORD RESOURCES, INC.
(A Development Stage Enterprise)
Unaudited Statements of Cash Flows

			For the period from December 4, 2007 (inception) to June 30 31, 2012

	Three months ended June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(1,715)	$(2,930)	$(66,293)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	-	13,200
Changes in operating liabilities:
Accounts payable	1,670	(15)	4,520
Net cash used in operating activities	(45)	(2,945)	(48,573)

Net cash from investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party payable	-	2,900	23,215
Repayments of related party payables	-	(1,500)	(1,500)
Contributed capital	-	-	1,200
Proceeds from issuance of stock	-	-	25,813
Net cash provided by financing activities	-	1,400	48,728

Net (decrease) increase in cash	(45)	(1,545)	155
Cash at beginning of period	200	1,880	-
Cash at end of period	$155	$335	$155

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 7,630,058 shares of common stock for professional and consulting services	$-	$-	$13,200
Forgiveness of accrued interest due to related parties	160	-	160
Forgiveness of payables due to related parties	500	-	500
Forgiveness of related party loans	$21,055	$-	$21,055

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements.

Rangeford Resources, Inc.

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

For the Three Months Ended June 30, 2012 and 2011 and the

Period of December 4, 2007 (Inception) to June 30, 2012

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows June 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2012 audited financial statements.  The results of operations for the periods ended June 30, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Plan of Operation

As of June 30, 2012, we have $155 of cash available. We have $4,520 current liabilities. From the date of inception (December 4, 2007) to June 30, 2012 the Company has recorded a net loss of $66,293 which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC. In order to survive as a going concern over the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

Change of Control – Share Purchase Agreement

On July 5, 2012, the Company, Orphan Holdings of Texas, Inc. (“Orphan Holdings”), its majority shareholder, and RF Colorado Ventures, LLC (“RF Colorado”) executed a Share Purchase Agreement (the "Agreement") that provides for the RF Colorado to purchase 9,900,000 shares of the Company’s common stock held by Orphan Holdings for a total purchase price of $300,000, to be paid by RF Colorado.  The purchase closed on August 6, 2012.  As a result of the purchase, RF Colorado, became the majority and controlling shareholder of the Company.

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

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

During the three months ended June 30, 2012 and 2011, the Company did not recognize any revenues from it operating activities.  In part, because such activities were focused on identifying opportunities and the listing of the Company’s common stock on the over the counter market for trading.

During the three months ended June 30, 2012, the Company recognized a net loss of $1,715 compared to $2,930 for the three months ended June 30, 2011.  The decrease of $1,215 was a result of the Company’s decrease in operational expenses.

LIQUIDITY

At June 30, 2012, we had total current assets of $155, consisting solely of cash.  At March 31, 2012, we had total current liabilities of $4,520, consisting solely of accounts payables.  At June 30, 2012, we have a working capital deficit of $4,365.

During the three months ended June 30, 2012, we used cash of $45 in our operations compared to $2,945 during the three months ended June 30, 2011.  During the three months ended June 30, 2012, we received funds of $155 from our financing activities compared to $355 during the three months ended June 30, 2011.

The Company had received loans from two of its shareholders totaling $22,555 from inception to March 31, 2012 for the purposes of funding startup operations. This includes $7,060 and $2,000 received during the years ended March 31, 2012 and 2011. These loans are non-interest bearing and are due on demand and as such are included in current liabilities.  At June 30, 2012, these loans have been paid in full.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value atJune 30, 2012 and 2011.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2012 and March 31, 2012. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the three months ended June 30, 2012 and 2011.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of March 31, 2012, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

NONE.

ITEM 1A.  RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2.  CHANGES IN SECURITIES

NONE.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4.  MINE SAFETY DISCLOSURE.

Not Applicable.

ITEM 5.  OTHER INFORMATION

NONE.

ITEM 6.  EXHIBITS

Exhibits.  The following is a complete list of exhibits filed as part of this Form 10-Q.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit 31.1	Certification of Chief Financial Officer and Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RANGEFORD RESOURCES, INC.

(Registrant)

Dated:   August 20, 2012

By:  /s/Fred Zeigler

Fred Zeigler (President,

and Principal Accounting Officer)