Form 10-Q
period 2012-09-30
Rangeford Resources, Inc.
filed 2012-11-20
CIK 1438035

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)
 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2012

[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
            ACT

            For the transition period from __________ to ___________

                        Commission file number: 000-54306

                            RANGEFORD RESOURCES, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)
         Nevada                                     77-1176182
         ------                                    ----------
(State of Incorporation)                     (IRS Employer ID Number)

                8541 North Country Road 11, Wellington, CO 80549
                ------------------------------------------------
                    (Address of principal executive offices)

                                  970-218-7080
                                  ------------
                         (Registrant's Telephone number)


            (Former Address and phone of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No []

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X] (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 14, 2012, there were 10,459,806 shares of the registrant's common stock issued and outstanding.




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                                Page
                                                                                               ----

         Balance Sheets - September 30, 2012 and March 31, 2012                                  1

         Statements of Operations  -
                  Three and Six months ended September 30, 2012 and 2011 and the period from  December 4, 2007  (Inception)  to September  30,
                   2012                                                                          2 - 3

         Statements of Cash Flows -
                  Six months ended September 30, 2012 and 2011 and
                  From December 4, 2007 (Inception) through September 30, 2012                   4

         Notes to the Financial Statements                                                       5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  - Not Applicable                                                               13

Item 4.  Controls and Procedures                                                                 13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                       14

Item 1A.  Risk Factors -  Not Applicable                                                         14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                             14
                  -Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                                        15

Item 4.  Mine Safety Disclosure - Not Applicable                                                 15

Item 5.  Other Information - Not Applicable                                                      15

Item 6.  Exhibits                                                                                15
SIGNATURES                                                                                       16


                                     PART I

ITEM 1. FINANCIAL STATEMENTS



                            RANGEFORD RESOURCES, INC.
                                 BALANCE SHEETS



                                                                            September 30,     March 31,
                                                                               2012             2012
                                                                          ---------------   ---------------
                                                                           (Unaudited)

    ASSETS
        Current assets:
               Cash                                                              $ 1,621             $ 200
               Other current asset                                                 1,200                 -
                                                                          ---------------   ---------------
        Total current assets                                                       2,821               200
                                                                          ---------------   ---------------
Total assets                                                                     $ 2,821             $ 200
                                                                          ===============   ===============

       LIABILITIES AND STOCKHOLDERS' DEFICIT
        Current liabilities
               Accounts payable                                                 $ 53,549           $ 3,350
               Accrued interest payable                                                -               160
               Related party payables                                                  -            21,055
                                                                          ---------------   ---------------
        Total current liabilities                                                 53,549            24,565

Stockholders' Deficit
        Common stock, $.001 par value; 75,000,000 shares authorized,
         10,081,700  shares issued and outstanding at September 30, 2012
           and March 31, 2012, respectively                                       10,082            10,082
        Additional paid-in capital                                                65,466            30,131
        Deficit accumulated during the development stage                        (126,276)          (64,578)
                                                                          ---------------   ---------------
               Total stockholders' deficit                                       (50,728)          (24,365)
                                                                          ---------------   ---------------
Total liabilities and stockholders' deficit                                  $    (2,821)           $9,200
                                                                          ===============   ===============

      See accompanying notes to the unaudited financial statements.

                                       1



                            RANGEFORD RESOURCES, INC.
                          (A Development Stage Company)
                       Unaudited Statements of Operations




                                                      Three Months Ended September 30,              Three Months Ended September 30,
                                                      2012                    2011                   2012                    2011
                                                 ----------------    ------------------------    ------------------   --------------
                                                                           (Restated)                                    (Restated)
Revenue                                                      $ -                         $ -                   $ -              $ -

Operational expenses
      Advertising and promotion                           17,104                           -                17,104                -
      Professional Fees                                   40,353                       1,500                42,023            4,385
      General and administrative                           2,526                          45                 2,571               90
                                                 ----------------    ------------------------    ------------------   --------------
Total operational expenses                                59,983                       1,545                61,698            4,475

Loss from operations                                     (59,983)                     (1,545)              (61,698)          (4,475)
                                                 ----------------    ------------------------    ------------------   --------------
Other expense
      Interest expense                                         -                           -                     -                -
                                                 ----------------    ------------------------    ------------------   --------------
Total other expense                                            -                           -                     -                -
                                                 ----------------    ------------------------    ------------------   --------------
Provisions for income taxes                                    -                           -                     -                -

Net loss                                               $ (59,983)                   $ (1,545)            $ (61,698)        $ (4,475)
                                                 ================    ========================    ==================   ==============
Per share information

Basic and diluted                                         $(0.00)                     $(0.00)               $(0.00)          $(0.00)
                                                 ================    ========================    ==================   ==============
Weighted average shares outstanding                   10,081,700                  10,281,700            10,081,700       10,140,020
                                                 ================    ========================    ==================   ==============

               See accompanying notes to the unaudited financial statements.

                                       2

                            RANGEFORD RESOURCES, INC.
                          (A Development Stage Company)
                       Unaudited Statements of Operations
(continued)

                                               For the period from
                                                December 4, 2007
                                                 (inception) to
                                                September 30, 2012
                                              ------------------------
Revenue                                                         $ -

Operational expenses
      Advertising and promotion                              17,104
      Professional Fees                                     103,943
      General and administrative                              5,069
                                            ------------------------
Total operational expenses                                  126,116

Loss from operations                                       (126,116)
                                            ------------------------
Other expense
      Interest expense                                          160
                                            ------------------------
Total other expense                                             160
                                            ------------------------
Provisions for income taxes                                       -

Net loss                                                 $ (126,276)
                                            ========================
Per share information

Basic and diluted

Weighted average shares outstanding


See accompanying notes to the unaudited financial statements.

                            RANGEFORD RESOURCES, INC.
                          (A Development Stage Company)
                       Unaudited Statements of Cash Flows



                                                                                                      For the period from
                                                                       Six months ended                December 4, 2007
                                                                         September 30,                   (inception) to
                                                                 2012                    2011           September 30, 2012
                                                          -----------------------------------------------------------------
Cash flows from operating activities                                                     (restated)

        Net loss                                                    $ (61,698)           $ (4,475)              $ (126,276)
         Adjustments to reconcile net loss to net cash
             used in operating activities
               Common stock issued for services                       (11,620)                  -                   24,820
        Changes in operating assets and liabilities:
               Other current asset                                     (1,200)                  -                   (1,200)
               Accounts payable                                        50,699                 (15)                  53,549
                                                          --------------------   -----------------   ----------------------
Net cash used in operating activities                                    (579)             (4,490)                 (49,107)

Cash flows from financing activities
        Proceeds from related party payable                             2,000               4,400                   25,215
        Repayments of related party payables                                -              (1,500)                  (1,500)
        Contributed capital                                                 -                   -                    1,200
        Proceeds from issuance of stock                                     -                   -                   25,813
                                                          --------------------   -----------------   ----------------------
Net cash provided by financing activities                               2,000               2,900                   50,728

Net (decrease) increase in cash                                         1,421              (1,590)                   1,621

Cash at beginning of period                                               200               1,880                        -
                                                          --------------------   -----------------   ----------------------
Cash at end of period                                                 $ 1,621               $ 290                  $ 1,621
                                                          ====================   =================   ======================
Supplemental disclosure of non-cash investing and financing activities:
        Issuance of 7,630,058 shares of common stock
               for professional and consulting services                   $ -                 $ -                 $ 13,200
                                                          ====================   =================   ======================
        Forgiveness of accrued interest due                             $ 160                 $ -                    $ 160
                                                          ====================   =================   ======================
               to related parties
        Forgiveness of payables due to related parties                  $ 500                 $ -                    $ 500
                                                          ====================   =================   ======================
        Forgiveness of related party loans                           $ 23,055                 $ -                 $ 23,055
                                                          ====================   =================   ======================

Supplemental Cash Flow Information:
        Cash paid for interest expense                                    $ -                 $ -                      $ -
                                                          ====================   =================   ======================

        Cash paid for income taxes                                        $ -                 $ -                      $ -
                                                          ====================   =================   ======================


          See accompanying notes to unaudited financial statements.

                                       4



                            Rangeford Resources, Inc.
                        (A Development Stage Enterprise)
                     Notes to Unaudited Financial Statements
     For the Three and Six Months Ended September 30, 2012 and 2011 and the
          Period of December 4, 2007 (Inception) to September 30, 2012

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of September 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2012 audited financial statements. The results of operations for the periods ended September 30, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                            Rangeford Resources, Inc.
                        (A Development Stage Enterprise)
                     Notes to Unaudited Financial Statements
     For the Three and Six Months Ended September 30, 2012 and 2011 and the
          Period of December 4, 2007 (Inception) to September 30, 2012

NOTE 3 - RESTATEMENT

The Company has rested its statement of operations and statement of cash flows for the three six months ended September 30, 2011 after retroactively cancelling an agreement requiring the company to issue common stock for services performed. This had the following impact on our financial statements:


                                                                Originally Reported            Restated             Change
                                                              -------------------------     ----------------    ----------------
Balance Sheet
      Common stock                                            $                 10,282      $        10,182     $         (100)
      Additional paid in capital                                                36,731               28,831             (7,900)
      Accumulated deficit                                                     (65,803)             (57,803)               8,000

Statement of Operations
      Professional fees                                                         12,385                4,385             (8,000)
      Net loss                                                                (12,475)              (4,475)               8,000

Statement of Cash Flows
      Cash used in operating activities                                        (4,490)              (4,490)                   -
      Cash provided by investing activities                                          -                    -                   -
      Cash provided by financing activities                                      2,900                2,900                   -


NOTE 4 - SUBSEQUENT EVENTS

The Company has entered into various agreements requiring it to issue restricted common stock to certain consultants. These agreements have obligated the Company to issue a total of 23,106 restricted common shares each to two separate consultants and an additional 40,000 restricted common shares to a third consultant in September.

Two of the agreements require the Company to issue an additional number of restricted common shares monthly valued at a total of $5,000 using the fair market value of our common stock as of the last trading day of the month. The third agreement requires the Company to issue both 20,000 shares of common stock and 20,000 warrants monthly beginning October 2012.

While the Company has entered into the obligations to issue the common stock in September, no shares have yet been issued.

In November 2012, the Company has entered into promissory notes totaling $110,000 in exchange for cash of $110,000. These promissory notes have a term of 60 days from issuance and accrue interest at a rate of 6% per annum. In addition, the holders of the promissory notes will be issued a total of 275,000 shares of the Company's restricted common stock.

At the time of this filing, the transaction has not closed.

In November 2012, the Company entered into a Purchase and Sale Agreement with Great Northern Energy, Inc. ("Great Northern") to purchase working interests in oil and gas leases, applied carried interests and farmout rights and certain other properties and interests in Texas in exchange for $3,900,000. Cash of $100,000 was paid toward the purchase price. The remaining purchase price is made in the form of two promissory notes. The first promissory note in the amount of $1,100,000 ("$1.1 Million Promissory Note") has a term of year from its issuance date, with payments to be made on a quarterly basis and will be secured by the assets being purchased. The second promissory note is in the amount of $2,700,000 ("$2.7 Million Promissory Note") is due June 30, 2013, with a payment of $1,100,000 due on closing, the note will also be secured by the assets being purchased. In addition, the Company has agrees to issue 6,500,000 shares of its restricted common stock and reserve an additional 3,500,000 shares to be used to purchase additional working interests in the properties. The closing date of the transaction is expected to be December 1, 2012 or 45 days thereafter if all the conditions of the Purchase and Sale Agreement have not been met on December 1, 2012.


NOTE 5 - WARRANTS

The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on volatilities from similar companies given our limited trading history.

The expected term of options granted is estimated at the contractual term as noted in the individual option agreements and represents the period of time that options granted are expected to be outstanding. The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury bond rate in effect at the time of grant for bonds with maturity dates at the estimated term of the options.

                                         September 30, 2012
                                      -------------------------
Expected volatility                                        91%
Expected dividends                                           0
Expected term (in years)                                     1
Risk-free rate                                          3.125%

A summary of option activity under the Plan as of September 30, 2012 and changes during the periods then ended are presented below:



                                                                    Weighted-Average
                                               Weighted-Average         Remaining            Aggregate
          Warrants                Shares        Exercise Price      Contractual Term      Intrinsic Value
------------------------------ -------------- ------------------- ---------------------- ------------------
June 30, 2012                              -                $  -                      -              $   -
Granted                               20,000               0.581                   2.00             11,620
Exercised                                  -                   -                      -                  -
Forfeited or expired                       -                   -                      -                  -
September 30, 2012                    20,000              $0.581                   2.00            $11,620
------------------------------ -------------- ------------------- ---------------------- ------------------
Exercisable at
September 30, 2012                    20,000              $0.581                   2.00            $11,620
------------------------------ -------------- ------------------- ---------------------- ------------------


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

The independent registered public accounting firm's report on the Company's financial statements as of March 31, 2012, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

PLAN OF OPERATIONS
------------------

General

Rangeford Resources, Inc. (the "Company") is a development stage company that was incorporated on December 4, 2007, in the state of Nevada. The Company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. The fiscal year end is March 31st. The Company has not had revenues from operations since its inception and/or any interim period in the current fiscal year.

Plan of Operation

As of September 30, 2012, we have $1,621 of cash available. We have $53,549 current liabilities. From the date of inception (December 4, 2007) to September 30, 2012 the Company has recorded a net loss of $114,656 which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC and during the last three month period, the Company's activities in securing consulting service. In order to survive as a going concern over the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

Change of Control - Share Purchase Agreement

On July 5, 2012, the Company, Orphan Holdings of Texas, Inc. ("Orphan Holdings"), its majority shareholder, and RF Colorado Ventures, LLC ("RF Colorado") executed a Share Purchase Agreement (the "Agreement") that provides for the RF Colorado to purchase 9,900,000 shares of the Company's common stock held by Orphan Holdings for a total purchase price of $300,000, to be paid by RF Colorado. As a result of the purchase, RF Colorado, became the majority and controlling shareholder of the Company.


Funding Activities

In October and November 2012, the Company has entered into promissory notes totaling $110,000 in exchange for cash of $110,000. These promissory notes have a term of 60 days from issuance and accrue interest at a rate of 6% per annum. In addition, the holders of the promissory notes will be issued a total of 275,000 shares of the Company's restricted common stock.

Purchase and Sale Agreement

In November 2012, the Company entered into a Purchase and Sale Agreement with Great Northern Energy, Inc. ("Great Northern") to purchase working interests in oil and gas leases, applied carried interests and farmout rights and certain other properties and interests in Texas in exchange for $3,900,000. Cash of $100,000 was paid toward the purchase price. The remaining purchase price is made in the form of two promissory notes. The first promissory note in the amount of $1,100,000 ("$1.1 Million Promissory Note") has a term of year from its issuance date, with payments to be made on a quarterly basis and will be secured by the assets being purchased. The second promissory note is in the amount of $2,700,000 ("$2.7 Million Promissory Note") is due June 30, 2013, with a payment of $1,100,000 due on closing, the note will also be secured by the assets being purchased. In addition, the Company has agrees to issue 6,500,000 shares of its restricted common stock and reserve an additional 3,500,000 shares to be used to purchase additional working interests in the properties. The closing date of the transaction is expected to be December 1, 2012 or 45 days thereafter if all the conditions of the Purchase and Sale Agreement have not been met on December 1, 2012.


Research and Development

The Company does not anticipate any costs or expenses to be incurred for research and development within the next six months.

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

RESULTS OF OPERATIONS
---------------------

For the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

During the three months ended September 30, 2012 and 2011, the Company did not recognize any revenues from it operating activities. In part, because such activities were focused on identifying opportunities and the listing of the Company's common stock on the over the counter market for trading.

During the three months ended September 30, 2012, the Company recognized a net loss of $59,983 compared to $1,545 for the three months ended September 30, 2011. The increase of $58,438 was a result of the Company's increase in operational expenses of the same During the three months ended September 30, 2012, the Company saw an increase advertising and promotion of $17,104 and an increase of $38,853 in professional fees which was a result of the Company's increased activities as far as securing consulting services and legal services in working to identifying possible oil and gas properties for acquisition.

For the Six Months Ended September 30, 2012 Compared to the Six Months Ended September 30, 2011

During the six months ended September 30, 2012 and 2011, the Company did not recognize any revenues from it operating activities. In part, because such activities were focused on identifying opportunities and the listing of the Company's common stock on the over the counter market for trading.

During the six months ended September 30, 2012, the Company recognized an operational expense of $61,698 compared to $4,475 during the six months ended September 30, 2011. The increase of $57,233 was a result of the $37,638 increase in professional fees combined with a $17,104 increase in advertising and promotion expenses. These increases are a result of the Company's increased activities in securing consulting services and legal services in working to identify possible oil and gas properties for acquisition.

During the six months ended September 30, 2012, the Company recognized a net loss of $61,698 compared to $4,475 during the six months ended September 30, 2011. The increase of $57,233 was a direct result of the same increase in operational expenses, discussed above.

LIQUIDITY
---------

At September 30, 2012, we had total current assets of $2,821, consisting of cash of $1,621 and other current asset of $1,200. At September 30, 2012, we had total current liabilities of $53,549, consisting solely of accounts payables. At September 30, 2012, we have a working capital deficit of $50,728.

During the six months ended September 30, 2012, we used cash of $579 in our operations compared to $4,490 during the six months ended September 30, 2011. During the six months ended September 30, 2012, we received funds of $2,000 from our financing activities compared to $2,900 during the three months ended September 30, 2011.

The Company had received loans from two of its shareholders totaling $22,555 from inception to March 31, 2012 for the purposes of funding startup operations. This includes $7,060 and $2,000 received during the years ended March 31, 2012 and 2011. These loans are non-interest bearing and are due on demand and as such are included in current liabilities. At June 30, 2012, these loans were paid in full.

The Company has entered into various agreements requiring it to issue restricted common stock to certain consultants. These agreements have obligated the Company to issue a total of 23,106 restricted common shares each to two separate consultants and an additional 40,000 restricted common shares to a third consultant in September.

Two of the agreements require the Company to issue an additional number of restricted common shares monthly valued at a total of $5,000 using the fair market value of our common stock as of the last trading day of the month. The third agreement requires the Company to issue both 20,000 shares of common stock and 20,000 warrants monthly beginning October 2012.

While the Company has entered into the obligations to issue the common stock in September, no shares have yet been issued.

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

No commitments to provide additional funds have been made by the Company's management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow us to cover the Company's expenses as they may be incurred.

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

Decisions regarding future participation in exploration wells or geophysical studies or other activities will be made on a case-by-case basis. The Company may, in any particular case, decide to participate or decline participation. If participating, we may pay its proportionate share of costs to maintain the Company's proportionate interest through cash flow or debt or equity financing. If participation is declined, the Company may elect to farmout, non-consent, sell or otherwise negotiate a method of cost sharing in order to maintain some continuing interest in the prospect.

Critical Accounting Policies
----------------------------

Cash

 Cash and cash equivalents include short-term, highly liquid investments with maturities of less than three months when acquired. Fair Value of Financial Instruments The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2012 and 2011.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at September 30, 2012 and March 31, 2012. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the three months ended September 30, 2012 and 2011.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of September 30, 2012, the Company's internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

            NONE.

ITEM 1A.  RISK FACTORS

            Not Applicable to Smaller Reporting Companies.

ITEM 2.  CHANGES IN SECURITIES

The Company has entered into various agreements requiring it to issue restricted common stock to certain consultants. These agreements have obligated the Company to issue a total of 23,106 restricted common shares each to two separate consultants and an additional 40,000 restricted common shares to a third consultant in September.

Two of the agreements to management require the Company to issue an additional number of restricted common shares monthly valued at a total of $5,000 using the fair market value of our common stock as of the last trading day of the month. The third consulting agreement requires the Company to issue both 20,000 shares of common stock and 20,000 warrants monthly beginning September 2012.

While the Company has entered into the obligations to issue the common stock in September, no shares have yet been issued.

Exemption From Registration Claimed

All of the above sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities that purchased the unregistered securities were primarily existing shareholders, known to the Company and its management, through pre-existing business relationships, as long standing business associates and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

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





                                                    RANGEFORD RESOURCES, INC.
                                                         (Registrant)



Dated:   November 20, 2012             By:  /s/Fred Zeigler
                                              --------------
                                               Fred Zeigler (President,
                                               and Principal Accounting Officer)