Form 10-Q/A
period 2012-09-30
Rangeford Resources, Inc.
filed 2012-11-23
CIK 1438035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_________________

FORM 10Q/A

_________________

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

Nevada

77-1176182

(State of Incorporation)

(IRS Employer ID Number)

5215 N. O’Connor Boulevard, Ste 1820, Irving, Texas 75039

(Address of principal executive offices)

970-218-7080

(Registrant's Telephone number)

8541 North Country Road 11, Wellington, CO 80549

(Former Address and phone of principal executive offices)

Indicate by check mark  whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  past 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2)  has  been  subject  to the  filing requirements for the past 90 days.       Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ]     No [ ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of November 14, 2012, there were 10,459,806 shares of the registrant’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

(Unaudited)

Page

Balance Sheets – September 30, 2012 and March 31, 2012

5

Statements of Operations  -

Three and Six months ended September 30, 2012 and 2011 and

 the period from December 4, 2007 (Inception) to September 30, 2012

6

Statements of Cash Flows –

Six months ended September 30, 2012 and 2011 and

From December 4, 2007 (Inception) through September 30, 2012

7

Notes to the Financial Statements

8

Item 2.  Management’s Discussion and Analysis of Financial Condition

and Results of Operations

11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

– Not Applicable

16

Item 4.  Controls and Procedures

16

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

17

Item 1A.  Risk Factors -  Not Applicable

17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities – Not Applicable

18

Item 4.  Mine Safety Disclosure – Not Applicable

18

Item 5.  Other Information – Not Applicable

18

Item 6.  Exhibits

18

SIGNATURES

19

PART I

ITEM 1. FINANCIAL STATEMENTS

RANGEFORD RESOURCES, INC.
(A Development Stage Company)
Balance Sheets
	September 30, 2012	March 31, 2012

	(Unaudited)
ASSETS

Current assets
Cash	$1,621	$200
Other current asset	1,200	-
Total current assets	2,821	200

Total assets	$2,821	$200

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$53,549	$3,350
Accrued interest payable	-	160
Related party payables	-	21,055
Total current liabilities	53,549	24,565

Stockholders' Deficit
Common stock, $.001 par value; 75,000,000 shares authorized; 10,081,700 shares issued and outstanding at September 30 and March 31, 2012	10,082	10,082
Additional paid in capital	65,466	30,131
Deficit accumulated during the development stage	(126,276)	(64,578)
Total stockholders' deficit	(50,728)	(24,365)

Total liabilities and stockholders' deficit	$2,821	$200
See accompanying notes to unaudited financial statements.

RANGEFORD RESOURCES, INC.
(A Development Stage Company)
Unaudited Statements of Operations

					For the period from December 4, 2007 (inception) to September 30, 2012
	Three months ended September 30,		Six months ended September 30,
	2012	2011	2012	2011
		(Restated)		(Restated)
Revenue	$-	$-	$-	$-	$-

Operating expenses
Advertising and promotion	17,104	-	17,104	-	17,104
Professional Fees	40,353	1,500	42,023	4,385	10,3943
General and administrative	2,526	45	2,571	90	5,069
Total operating expenses	59,983	1,545	61,698	4,475	126,116

Loss from operations	(59,983)	(1,545)	(61,698)	(4,475)	(126,116)

Other expense
Interest expense	-	-	-	-	160
Total other expense	-	-	-	-	160

Loss before income taxes	(59,983)	(1,545)	(61,698)	(4,475)	(126,276)

Provision for income tax	-	-	-	-	-

Net loss	$(59,983)	$(1,545)	$(61,698)	$(4,475)	$(126,276)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	10,081,700	10,281,700	10,081,700	10,140,020

See accompanying notes to unaudited financial statements.

RANGEFORD RESOURCES, INC.
(A Development Stage Enterprise)
Unaudited Statements of Cash Flows

			For the period from December 4, 2007 (inception) to September 30, 2012

	Six months ended September 30,
	2012	2011
		(Restated)
Cash flows from operating activities
Net loss	$(61,698)	$(4,475)	$(126,276)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	11,620	-	24,820
Changes in operating assets and liabilities:
Other current asset	(1,200)	-	(1,200)
Accounts payable	50,699	(15)	53,549
Net cash used in operating activities	(579)	(4,490)	(49,107)

Net cash from investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party payable	2,000	4,400	25,215
Repayments of related party payables	-	(1,500)	(1,500)
Contributed capital	-	-	1,200
Proceeds from issuance of stock	-	-	25,813
Net cash provided by financing activities	2,000	2,900	50,728

Net (decrease) increase in cash	1,421	(1,590)	1,621
Cash at beginning of period	200	1,880	-
Cash at end of period	$1,621	290	$1,621

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 7,630,058 shares of common stock for professional and consulting services	$-	-	$13,200
Forgiveness of accrued interest due to related parties	160	-	160
Forgiveness of payables due to related parties	500	-	500
Forgiveness of related party loans	$23,055	-	$23,055

Supplemental Cash Flow Information:
Cash paid for interest	$-	-	$-
Cash paid for income taxes	$-	-	$-
See accompanying notes to unaudited financial statements.

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

For the Three and Six Months Ended September 30, 2012 and 2011 and the

Period of December 4, 2007 (Inception) to September 30, 2012

NOTE 3 - RESTATEMENT

The Company has rested its statement of operations and statement of cash flows for the three six months ended September 30, 2011 after retroactively cancelling an agreement requiring the company to issue common stock for services performed. This had the following impact on our financial statements:

	Originally Reported	Restated	Change
Balance Sheet
Common stock	$10,282	$10,182	$(100)
Additional paid in capital	36,731	28,831	(7,900)
Accumulated deficit	(65,803)	(57,803)	8,000

Statement of Operations
Professional fees	12,385	4,385	(8,000)
Net loss	(12,475)	(4,475)	8,000

Statement of Cash Flows
Cash used in operating activities	(4,490)	(4,490)	-
Cash provided by investing activities	-	-	-
Cash provided by financing activities	2,900	2,900	-

NOTE 4 – SUBSEQUENT EVENTS

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

In October and November 2012, the Company has entered into promissory notes totaling $110,000 in exchange for cash of $110,000.  These promissory notes have a term of 60 days from issuance and accrue interest at a rate of 6% per annum.  In addition, the holders of the promissory notes will be issued a total of 275,000 shares of the Company’s restricted common stock.

In November 2012, the Company entered into a Purchase and Sale Agreement with Great Northern Energy, Inc. (“Great Northern”) to purchase working interests in oil and gas leases, applied carried interests and farmout rights and certain other properties and interests in Texas in exchange for $3,900,000.  Cash of $100,000 was paid toward the purchase price.  The remaining purchase price is made in the form of two promissory notes.  The first promissory note in the amount of $1,100,000 (“$1.1 Million Promissory Note”) has a term of year from its issuance date, with payments to be made on a quarterly basis and is secured by the assets being purchased.  The second promissory note is in the amount of $2,700,000 (“$2.7 Million Promissory Note”) is due June 30, 2014, with a payment of $1,100,000 due on December 1, 2012, the note is also secured by the assets being purchased.  In addition, the Company has agreed to issue 6,500,000 shares of its restricted common stock and reserve an additional 3,500,000 shares to be used to purchase additional working interests in the properties.  The closing date of the transaction is expected to be the earlier of December 1, 2012 or 45 days thereafter if all the conditions of the Purchase and Sale Agreement have not been met on December 1, 2012.

NOTE 5 – WARRANTS

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

September 30, 2012
Expected volatility	91%
Expected dividends	0
Expected term (in years)	1
Risk-free rate	3.125%

A summary of option activity under the Plan as of September 30, 2012 and changes during the periods then ended are presented below:

		Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Warrants	Shares
June 30, 2012	-	$-	-	$-
Granted	20,000	0.581	2.00	11,620
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
September 30, 2012	20,000	$0.581	2,00	$11,620
Exercisable at
September 30, 2012	200,000	$0.581	2.00	$11,620

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

Plan of Operation

As of September 30, 2012, we have $1,621 of cash available. We have $53,549 current liabilities. From the date of inception (December 4, 2007) to September 30, 2012 the Company has recorded a net loss of $114,656 which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC and during the last three month period, the Company’s activities in securing consulting service. In order to survive as a going concern over the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

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

Funding Activities

In October and November 2012, the Company has entered into promissory notes totaling $110,000 in exchange for cash of $110,000.  These promissory notes have a term of 60 days from issuance and accrue interest at a rate of 6% per annum.  In addition, the holders of the promissory notes will be issued a total of 275,000 shares of the Company’s restricted common stock.

Purchase and Sale Agreement

In November 2012, the Company entered into a Purchase and Sale Agreement with Great Northern Energy, Inc. (“Great Northern”) to purchase working interests in oil and gas leases, applied carried interests and farmout rights and certain other properties and interests in Texas in exchange for $3,900,000.  Cash of $100,000 was paid toward the purchase price.  The remaining purchase price is made in the form of two promissory notes.  The first promissory note in the amount of $1,100,000 (“$1.1 Million Promissory Note”) has a term of year from its issuance date, with payments to be made on a quarterly basis and is secured by the assets being purchased.  The second promissory note is in the amount of $2,700,000 (“$2.7 Million Promissory Note”) is due June 30, 2014, with a payment of $1,100,000 due on December 1, 2012, the note is also secured by the assets being purchased.  In addition, the Company has agreed to issue 6,500,000 shares of its restricted common stock and reserve an additional 3,500,000 shares to be used to purchase additional working interests in the properties.  The closing date of the transaction is expected to be the earlier of December 1, 2012 or 45 days thereafter if all the conditions of the Purchase and Sale Agreement have not been met on December 1, 2012.

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

During the three months ended September 30, 2012, the Company recognized a net loss of $59,983 compared to $1,545 for the three months ended September 30, 2011.  The increase of $58,438 was a result of the Company’s increase in operational expenses of the same.  During the three months ended September 30, 2012, the Company saw an increase advertising and promotion of $17,104 and an increase of $38,853 in professional fees which was a result of the Company’s increased activities as far as securing consulting services and legal services in working to identifying possible oil and gas properties for acquisition.

For the Six Months Ended September 30, 2012 Compared to the Six Months Ended September 30, 2011

During the six months ended September 30, 2012 and 2011, the Company did not recognize any revenues from it operating activities.  In part, because such activities were focused on identifying opportunities and the listing of the Company’s common stock on the over the counter market for trading.

During the six months ended September 30, 2012, the Company recognized an operational expense of $61,698 compared to $4,475 during the six months ended September 30, 2011.  The increase of $57,223 was a result of the $37,638 increase in professional fees combined with a $17,104 increase in advertising and promotion expenses.  These increases are a result of the Company’s increased activities in securing consulting services and legal services in working to identify possible oil and gas properties for acquisition.

During the six months ended September 30, 2012, the Company recognized a net loss of $61,698 compared to $4,475 during the six months ended September 30, 2011.  The increase of $57,223 was a direct result of the same increase in operational expenses, discussed above.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of September 30, 2012, the Company’s internal control over financial reporting was effective based on those criteria.

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

     RANGEFORD RESOURCES, INC.

 (Registrant)

Dated:   November 21, 2012

By:  /s/Fred Ziegler

Fred Ziegler (President,

and Principal Accounting Officer)

EXHIBIT 31.1

SECTION 302 CERTIFICATION

EXHIBIT 31.1

CERTIFICATION OF PERIODIC REPORT

I, Fred Ziegler, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Rangeford Resources, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. As the registrant's sole certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) for the registrant and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under  our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is  made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's 4th quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. As the registrant's certifying officer, I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

 Date: November 21, 2012

/s/ Fred Ziegler

(President and Principal Accounting Officer)

EXHIBIT 32.1

SECTION 906 CERTIFICATION

Exhibit 32.1

CERTIFICATION OF DISCLOSURE PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Rangeford Resources, Inc. (the "Company") on Form 10-Q/A for the period ending September 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report") I, Fred Ziegler, President (Principal Executive Officer) and Principal Accounting Officer of the Company, certify, pursuant to 18 USC section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 21, 2012

/s/ Fred Ziegler

 --------------------------------------------------------------------------------

Fred Ziegler , (President (Principal Executive Officer

and Principal Accounting Officer)

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.