Form 10-Q
period 2012-12-31
Rangeford Resources, Inc.
filed 2013-02-20
CIK 1438035

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number

Rangeford Resources, Inc.

(Exact name of registrant as specified in its charter)

Nevada	77-1176182
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5215 N. O’Connor Boulevard, Suite 1820

Irving, TX 75039

970-218-7080

 (Issuer's telephone number)

(Former address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "larger accelerated filer," “accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	Accelerated Filer
Non-accelerated filer	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐ No ☐

As of February 15, 2013, the Registrant has [ ] shares of common stock outstanding and 0 shares of Preferred Stock outstanding.

INTRODUCTORY NOTE

Except as otherwise indicated by the context, references in this interim report on Form 10-Q (this “Form 10-Q”) to the “Company,” Rangeford” “we”, “us” or “our” are references to Rangeford Resources, Inc, a Nevada corporation.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements and information that are based on the beliefs of our management as well as assumptions made by and information currently available to us.  Such statements should not be unduly relied upon.  When used in this report, forward-looking statements include, but are not limited to, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as well as statements regarding new and existing products, technologies and opportunities, statements regarding market and industry segment growth and demand and acceptance of new and existing products, any projections of sales, earnings, revenue, margins or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statements regarding future economic conditions or performance, uncertainties related to conducting business, any statements of belief or intention, and any statements or assumptions underlying any of the foregoing.  These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions.  There are important factors that could cause actual results to vary materially from those described in this report as anticipated, estimated or expected, including, but not limited to: competition in the industry in which we operate and the impact of such competition on pricing, revenues and margins, volatility in the securities market due to the general economic downturn; Securities and Exchange Commission (the “SEC”) regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties.  Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward- looking statements, even if new information becomes available in the future.  Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available.  Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock.  Because we may from time to time be considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

ITEM 1. FINANCIAL STATEMENTS

Rangeford Resources, Inc.

Balance Sheets

(Unaudited)

	December 31,	March 31,
	2012	2012
ASSETS
Current assets:
Cash	$152,915	$200
Prepaid expenses- related party	$17,500	—
Total current assets	$170,415	$200
Deposit	$600,000	—
Total assets	$770,415	$200

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$50,155	$3,350
Other payables	—	160
Related party advances and notes payable	103,400	21,055
Total current liabilities	153,555	24,565

Stockholders' Deficit
Series A Convertible preferred stock, $5.00 par value issuable	785,000	—
Common stock, $0.01 par value; 75,000,000 shares authorized; 10,682,700 shares issued and outstanding at September 30, 2012 and December 31, 2012, respectively	10,683	10,082
Additional paid-in capital	850,689	30,131
Deficit accumulated during the development stage	(1,029,512)	(64,578)
Total stockholders' deficit	616,860	(24,365)

Total Liabilities and stockholders' deficit	$770,415	$200

See accompanying unaudited financial statements.

Rangeford Resources, Inc.

(A Development Stage Company)

Unaudited Statements of Operations

	Three Months Ended December 31,		Nine Months Ended December 31,		For the period from December 4, 2007 (inception) to December 31,
	2012	2011	2012	2011	2012
Revenue	$—	$—	$—	$—	$—
Operational expenses:
Investor relations	400	—	17,504	—	17,504
Professional Fees	213,245	4,665	255,268	9,050	317,188
Professional Fees- related party	400,400	—	400,400	—	400,400
General and administrative	8,142	705	70,713	796	13,211
Total operational expenses	622,187	5,370	683,885	9,845	748,303
Loss from operations	(622,187)	(5,370)	(683,885)	(9,845)	(748,303)

Other expense
Interest expense	281,050	—	281,050	—	281,210
Total other expense	281,050	—	281,050	—	281,210

Provisions for income taxes	—	—	—	—	—
Net loss	$(903,237)	$(5,370)	$(964,935)	$(9,845)	$(1,029,513)

Per share information
Basic and diluted	$(0.09)	$(0.00)	$(0.10)	$(0.00)
Weighted average shares outstanding	10,192,754	10,081,700	10,109,692	10,081,700

See accompanying notes to the unaudited financial statements.

Rangeford Resources, Inc.

(A Development Stage Company)

Unaudited Statements of Comprehensive Loss

	Three Months Ended December 31,		Nine Months Ended December 31,		For the period from December 4, 2007 (inception) to December 31,
	2012	2011	2012	2011	2012
Net Loss	$(903,237)	$(5,370)	$(964,935)	$(9,845)	$(1,029,513)
Other Comprehensive income (loss)
Comprehensive Loss	$(903,237)	$(5,370)	$(964,935)	$(9,845)	$(1,029,513)

See accompanying notes to the unaudited financial statements.

Rangeford Resources, Inc.

(A Development Stage Company)

Unaudited Statements of Cash Flows

	Nine months ended		For the period from December 4, 2007
	December 31,		(inception) to September 30,
	2012	2011	2012
Cash flows from operating activities
Net loss	$(964,935)	$(9,845)	$(1,029,513)
Adjustments to reconcile net loss to net cash used in operating activities
Equity/Warrants issued for services	797,444	—	810,644
Changes in operating assets and liabilities:
Deposits- related party	(17,500)	—	(17,500)
Related party payables	3,300	—	3,300
Accounts and other payables	47,306	2,650	50,816
Net cash used in operating activities	(134,385)	(7,195)	(182,253)

Cash Flows from investing activities:
Cash paid for Long-term deposit	(500,000)	—	(500,000)
Net cash provided by investing activities	(500,000)	—	(500,000)

Cash Flows from financing activities:
Proceeds from related party payable	12,100	7,060	34,655
Repayments of related party payables	(10,000)	(1,500)	(11,500)
Proceeds from subscriptions to convertible preferred	785,000	—	785,000
Contributed capital	—	—	—
Proceeds from issuance of stock	—	—	25,813
Net cash provided by financing activities	787,100	5,560	835,168

Net (decrease) increase in cash	152,715	(1,635)	152,915
Cash at beginning of period	200	1,880	—
Cash at end of period	$152,915	$245	$152,915

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 7,630,058 shares of common stock for professional and consulting services	—	—	13,200
Forgiveness of accrued interest due to related parties	160	—	160
Forgiveness of payables due to related parties	500	—	500
Forgiveness of related party loans	23,055	—	23,055

Supplemental Cash Flow Information:
Cash paid for interest expense	—	—	—
Cash paid for income taxers	—	—	—

See accompanying notes to unaudited financial statements.

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

For the Three and Nine Months Ended December 31, 2012 and 2011

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of December 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2012 audited financial statements.  The results of operations for the periods ended December 31, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – AGREEMENT TO PURCHASE OIL AND GAS PROPERTIES

On November 15, 2012, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with Great Northern Energy, Inc. (“GNE”) to acquire a substantial non-operating working interest in oil assets in East Texas in consideration for a purchase price that includes (a) a cash payment of $3,900,000 in the form of (i) a deposit of $100,000; (ii) a promissory note in the amount of $1,100,000; and (iii) a promissory note in the amount of $2,700,000 and (b) 6,500,000 shares of its restricted common stock.

As of December 31, 2012, the Company had transferred a total of $600,000 to GNE towards the purchase of the oil and gas properties, but the agreement had not been consummated. The advance was recorded as a long-term deposit on the balance sheet.

On January 30, 2013, the Company put forth a signed Letter of Addendum (the “Addendum”) to GNE; which shall modify the Agreement. The Board of Directors approved the Addendum and the transactions contemplated thereby via unanimous written consent on January 30, 2013, with an effective date of February 5, 2013. GNE and the Company signed the Addendum and the Company has issued the shares required under the Addendum to GNE. However, the Company has not yet made the payments required as of the date of this filing under the Addendum. The parties continue to negotiate the terms of the transaction with GNE and therefore there can be no assurance that the acquisition contemplated by the Agreement will occur. Pursuant to the current Addendum, the Agreement shall be modified as follows:

1.	The Effective Date shall be deemed to have occurred on January 25, 2013, the Termination Date for the Closing of the transfer of the Assets from GNE to the Company shall be extended to no later than March 31, 2013.

2.	The Company shall issue GNE a new promissory note in the amount of $1,113,260 in exchange for the promissory note in the amount of $1,100,000 issued to GNE on November 15, 2012. The new promissory note shall be repayable commencing on February 15, 2013 and continuing in the increments on the dates set forth below until paid in full, bears interest at eight percent (8%) per annum, and includes additional fees in the total amount of $145,958.30 on the following schedule:

February 15, 2013	$436,154.68	Principal, Interest and Additional Fees
June 15, 2013	$290,196.38	Principal and Interest
September 15, 2013	$290,196.38	Principal and Interest
December 15, 2013	$290,196.38	Principal and Interest

3.	The date for the payment of $1,200,000 under the $2,700,000 promissory note shall be extended from December 1, 2012, to January 25, 2013, which $600,000 has been paid.

4.	The Company shall issue GNE an additional 900,000 shares of its restricted common stock, increasing the total amount of shares due under the Agreement to 7,400,000 (the "Agreement Shares"). All of the Agreement Shares were issued to GNE.

5.	The amount of minimum working capital to be maintained by the Company shall be reduced from $1,400,000 to $150,000.

NOTE 4 – RELATED PARTY TRANSACTIONS

Professional Services

In September 2012, the Company entered into a professional services contract with Fidare Consulting Group, LLC (“Fidare”) to provide consulting services relating to corporate governance, accounting procedures and controls and strategic planning. The managing member and principle owner of Fidare is a major stockholder in RF Colorado Ventures, the Company's principle stockholder. In accordance with the terms of the original contract, Fidare receives monthly compensation of 20,000 common shares per month and warrants to purchase 20,000 common shares with an exercise price equal to the closing sale price of the Company’s common stock on the date of issuance, plus reasonable and necessary expenses. The warrants are exercisable at any time for two years from the date of issuance and may be settled on a net basis. In December 2012, the contract was amended to provide for monthly compensation of $20,000 per month plus warrants to purchase 20,000 common shares on the same terms described above. As of December 31, 2012, 100,000 shares had been issued to Fidare.

The fair value of each warrant granted was estimated on the date of grant using the Black-Scholes option valuation. Expected volatilities are based on volatilities from the historical trading ranges of the Company’s stock. The expected term of options granted is estimated at the contractual term as noted in the individual option agreements and represents the period of time that options granted are expected to be outstanding. The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury bond rate in effect at the time of grant for bonds with maturity dates at the estimated term of the options. The key assumptions used in evaluating the warrants and the estimated fair value are as follows:

	September 30, 2012 grant date	October 31, 2012 grant date	November 30, 2012 grant date	December 31, 2012 grant date	Total
Expected volatility	91%	104%	142%	146%
Expected dividends	0	0	0	0

Expected term (in years)	24	24	24	24
Risk-free rate	3.13%	3.13%	3.13%	3.13%

Estimated Fair value using Black-Scholes Model	$0.58	$0.56	$3.47	$4.95

Warrants issued	20,000	20,000	20,000	20,000	80,000

Fair value	$11,620.00	$11,160.00	$69,420.00	$99,020.00	$191,220.00

In December 2012, the Company entered into a Master Services Agreement with IntreOrg Systems, Inc. (“IntreOrg”) to provide third party data aggregation and surveillance of share ownership, purchases, sales and custody by individuals, institutions, broker-dealers, clearing agents, and custodians for a period of one year commencing on December 31, 2012. The principle owner of IntreOrg is a major stockholder in RF Colorado Ventures, the Company's principle stockholder. The annual subscription service is $30,000 plus a one-time set-up fee of $2,500. In accordance with the terms of the contract, the company paid an initial amount of $17,500 with the remainder due on January 31, 2013, which has not yet been paid.

Advances and notes payable

On November 1, 2012, the Company entered into a note agreement with a shareholder whereby the Company borrowed $10,000 from the shareholder (the “Albury Note”). The Albury Note was payable in 60 days with interest at 6% per annum. In accordance with the terms of the note agreement, the Company agreed to issue 25,000 shares of unregistered common stock to the shareholder. The note was paid in full in December 2012. The shares of unregistered common stock had a fair value of approximately $25,250 as of November 1, 2012, which was recorded as additional interest expense over the 60 day term of the note. As of December 31, 2012, all of the 25,000 shares were issued to Albury.

Also on November 1, 2012, the Company entered into a note agreement with another shareholder, pursuant to which the Company borrowed $100,000 from the shareholder which was payable in 60 days with interest at 6% per annum (the “Hadley Note”). Proceeds from the Hadley Note were paid directly to GNE as a deposit to purchase certain oil and gas assets (see Note 3). The Hadley Note was payable in 60 days with interest at 6% per annum. In accordance with the terms of the note, the Company agreed to issue 250,000 shares of unregistered common stock to the shareholder. The note has not been repaid and is currently past due. The shares of unregistered common stock had a fair value of approximately $252,500 as of November 1, 2012, which was recorded as additional interest expense over the 60 day term of the note. As of December 31, 2012, all 250,000 shares were issued to Hadley.

On November 28, 2012, the CE McMillan Family Trust advanced the Company $100 to facilitate the opening of a new bank account in Irving, Texas. The trustee of the CE McMillan Family Trust is a relative of a principle shareholder of RF Colorado Ventures. The advance had not been repaid as of December 31, 2012.

NOTE 4 – SERIES A CONVERTIBLE PREFERRED STOCK

In December 2012, the Board of directors authorized the offering for sale and issuance of up to a maximum of 3,000,000 Shares of our Series “A” Convertible Preferred Stock, $0.001 par value per share (the “Preferred Stock”). The Stated Value of the Preferred Stock is $5.00 per Share (the “Stated Value”). Each Share of Preferred Stock bears an eight percent (8%) cumulative dividend (the “Dividend”), due and payable quarterly as of July 31, October 31, January 31 and April 31. Each Share may be converted by the holder thereof, at any time, into one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and one warrant exercisable at $6.50 per share into one share of the Company’s Common Stock (the “Warrant”). The Company may force conversion to Common Stock and one Warrant if the Company’s Common Stock trades over $7.00 for forty-five consecutive trading days. The Preferred Stock is currently being offered to certain high net worth individuals and accredited investors in a private offering. As of December 31, 2012, the company received proceeds of $785,000 for subscriptions to purchase 157,000 shares of Preferred Stock. Subsequent to year end, the Company received an additional $25,000 in proceeds for subscriptions to purchase an additional 5,000 shares of Preferred Stock. As of February 14, 2013, none of the Preferred Stock had been issued.

Item 2. DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In August 2012, RF Colorado Ventures, LLC, a Colorado limited liability company, acquired 9.9 million shares of the Company’s Common Stock representing approximately 98% of the total issued and outstanding shares. The Company entered into various consulting agreements to manage the affairs of the company, including corporate governance, accounting procedures and controls and strategic planning. Many of the agreements were with entities related to the principle owners of RF Colorado Ventures, LLC. (See Note 4).

Purchase and Sale Agreement

On January 30, 2013, the Company put forth a signed Letter of Addendum (the “Addendum”) to the Purchase and Sale Agreement the Company entered into with GNE in November 2012. The Board of Directors approved the Addendum and the transactions contemplated thereby via unanimous written consent on January 30, 2013, with an effective date of February 5, 2013. GNE and the Company signed the Addendum and the Company issued the shares required there under. However, the Company has not yet made the payments required as of the date of this filing under the Addendum. The parties continue to negotiate the terms of the transaction with GNE and therefore there can be no assurance that the acquisition contemplated by the Agreement will occur.

In order to fund the cash requirements under the GNE agreement, the Company will have to raise a significant amount of capital. From the date of inception (December 4, 2007) to December 31, 2012, the Company has recorded a net loss of $833,537 which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, expenses relating to maintaining its reporting company status with the SEC and during the last three month period, the Company’s activities in securing consulting services and general and administrative expenses incurred to raise additional equity and negotiate the GNE transaction. In order to complete the GNE transaction and to survive as a going concern over the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in cancellation of the GNE transaction and business failure and a complete loss of any investment made into the Company.

OFF BALANCE SHEET ARRANGEMENTS

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

RESULTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2012 Compared to the Three and Nine Months Ended December 31, 2011

The following table sets forth information from our statements of comprehensive income for the three months ended December 31, 2012 and 2011.

	Three Months Ended December 31,		Increase/
	2012	2011	Decrease

Revenue	$—	$—

Operational expenses
Investor relations	400	—	400
Professional Fees	213,245	4,665	208,580
Professional Fees- related party	400,400	—	400,400
General and administrative	8,142	705	7,437
Total operational expenses	622,187	5,370	616,817

Loss from operations	(622,187)	(5,370)	616,817

Other expense
Interest expense	281,050	—	281,050
Total other expense	281,050	—	281,050

Provisions for income taxes	—	—	—

Net loss	$(903,237)	$(5,370)	(897,867)

During the three months ended December 31, 2012 and 2011, the Company did not recognize any revenues from it operating activities.

During the three months ended December 31, 2012, the Company recognized a net loss of $903,237 compared to a net loss of $5,370 for the three months ended December 31, 2011.  The increase of $897,867 was the result of the Company’s increase in operational expenses and interest charges.

During the three months ended December 31, 2012, the Company incurred $400 in investor relations expenses as compared to none in the comparable period in the prior year as the Company commenced a more active role in communicating the Company’s activities to shareholders.

During the three months ended December 31, 2012, the Company incurred $213,245 and $400,400 in professional fees and related party professional fees, respectively as compared to $4,665 and none in the comparable period in the prior year. The professional fees were primarily related to legal, accounting, management and board fees resulting from the GNE agreement, the Preferred Stock issuance and corporate governance. Professional fees- related party related to the professional services contract with Fidare Consulting Group, LLC (“Fidare”) to provide consulting services relating to corporate governance, accounting procedures and controls and strategic planning in the amount of $399,600. Approximately $40,000 was paid in cash, $180,800 was paid in common stock and the remainder was paid in the form of warrants to purchase common stock (see note 4).

General and administrative expenses increased $7,437 to $8,142 primarily relating to increase in common stock transfer fees, quote fees for the Company’s common stock and meals and entertainment associated with the Company’s increased activities.

During the three months ended December 31, 2012, the Company incurred $281,050 in interest expense as compared to none in the prior year period. During the current year period, the Company entered into two note agreements with shareholders. The notes bore interest at 6%. As an incentive to enter into the note agreements the Company agreed to issue to the stockholders a total of 275,000 shares of common stock with an approximate value of $277,750, which was amortized as additional interest expense over the term of the notes (see note 4).

For the Nine Months Ended December 31, 2012 Compared to the Nine Months Ended December 30, 2011

	Nine Months Ended December 31,		Increase/
	2012	2011	Decrease

Revenue	$—	$—

Operational expenses
Investor relations	17,504	—	17,504
Professional Fees	255,268	9,050	246,218
Professional Fees- related party	400,400	—	400,400
General and administrative	10,713	795	9,918
Total operational expenses	683,885	9,845	674,040

Loss from operations	(683,885)	(9,845)	674,040

Other expense
Interest expense	281,050	—	281,050
Total other expense	281,050	—	281,050

Provisions for income taxes	—	—	—

Net loss	$(964,935)	$(9,845)	(955,090)

During the nine months ended December 31, 2012 and 2011, the Company did not recognize any revenues from it operating activities.

During the nine months ended December 31, 2012, the Company recognized a net loss of $964,935 compared to a net loss of $9,845 for the nine months ended December 31, 2011. The increase of $955,090 was the result of the Company’s increase in operational expenses and interest charges.

During the nine months ended December 31, 2012, the Company incurred $17,504 in investor relations expenses as compared to none in the comparable period in the prior year as the Company commenced a more active role in communicating the Company’s activities to shareholders.

During the nine months ended December 31, 2012, the Company incurred $255,268 and $400,400 in professional fees and related party professional fees, respectively as compared to $9,050 and none in the comparable period in the prior year. The Professional fees were primarily related to legal, accounting, management and board fees resulting from the GNE agreement, the Preferred Stock issuance and corporate governance. Professional fees- related party related to the professional services contract with Fidare to provide consulting services relating to corporate governance, accounting procedures and controls and strategic planning in the amount of $412,020. Approximately $40,000 was paid in cash, $180,800 was paid in common stock and the remainder was paid in the form of warrants to purchase common stock (see note 4).

General and administrative expenses increased $9,918 to $10,713 primarily relating to increase in common stock transfer fees, quote fees for the company’s common stock and meals and entertainment associated with the Company’s increased activities.

During the nine months ended December 31, 2012, the Company incurred $281,050 in interest expense as compared to none in the prior year period. During the current year period, the Company entered into two note agreements with shareholders. The notes bore interest at 6%. As an incentive to enter into the note agreements the Company agreed to issue to the stockholders a total of 275,000 shares of common stock with an approximate value of $277,750, which was amortized as additional interest expense over the term of the notes (see note 4).

LIQUIDITY

At December 31, 2012, we had total cash on hand of $152,915, and other current asset of $17,500.  At December 31, 2012, we had total current liabilities of $153,554, consisting of accounts payables of $50,154 and related party advances and notes payable of $103,400.  At December 31, 2012, we have working capital of $16,861.

During the nine months ended December 31, 2012, we used cash of $134,385 in our operations compared to $7,195 during the nine months ended December 31, 2011.  During the nine months ended December 31, 2012, we received funds of $787,100 from our financing activities compared to $5,560 during the nine months ended December 31, 2011.

During the nine month period ended December 31, 2012, the Company received loans from two of its shareholders totaling $110,000 to fund working capital and the advance to GNE of $100,000.

Private offering of Preferred Shares

In December 2012, the Board of directors authorized the offering for sale and issuance of up to a maximum of 3,000,000 Shares of our Series “A” Convertible Preferred Stock, $0.001 par value per share (the “Preferred Stock”). The Stated Value of the Preferred Stock is $5.00 per Share (the “Stated Value”). Each Share of Preferred Stock bears an eight percent (8%) cumulative dividend (the “Dividend”), due and payable quarterly as of July 31, October 31, January 31 and April 31. Each Share may be converted by the holder thereof, at any time, into one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and one warrant exercisable at $6.50 per share into one share of the Company’s Common Stock (the “Warrant”). The Company may force conversion to Common Stock and one Warrant if the Company’s Common Stock trades over $7.00 for forty-five consecutive trading days. The Preferred Stock is currently being offered to certain high net worth individuals and accredited investors in a private offering. As of December 31, 2012, the company had received proceeds of $785,000 for subscriptions to 157,000 shares of Preferred Stock. Subsequent to year end, the company received an additional $25,000 in proceeds for subscriptions to an additional 5,000 Preferred Stock. As of February 14, 2013, none of the Preferred Stock had been issued.

Short Term.

On a short-term basis, we have not generated any revenue or revenues sufficient to cover operations.  Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities and the Company will need to raise significant additional capital.

CAPITAL RESOURCES

The Company will need to raise an additional $5,309,218 in funding to fully comply with the terms of the revised GNE agreement of which $1,636,155 is due and payable immediately.

The Company is making every effort to sell at least a sufficient amount of Preferred Stock to meet the capital requirements of the GNE agreement and for general corporate purposes. There can be no assurances that the Company will be successful in its attempt to sell the preferred shares.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2012 and March 31, 2012. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the three months ended December 31, 2012 and 2011.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable to smaller reporting companies.

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

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls, no matter how well designed, can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

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

Management is aware that there is a lack of segregation of duties at the Company due to the fact that the Company only has one director and executive officer dealing with general administrative and financial matters. This constitutes a significant deficiency in the internal controls. Management has decided that considering the officer/director involved, the control procedures in place, and the outsourcing of certain financial functions, the risks associated with such lack of segregation were low and the potential benefits of adding additional employees to clearly segregate duties did not justify the expenses associated with such increases. Management plans to re-evaluate this situation periodically. In light of the Company’s current cash flow situation, the Company does not intend to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 7, 2012, several former shareholders of Sun River Energy, Inc. (“Sun River”) filed a derivative action against Sun River and its management in a case now styled Colin Richardson, et al., derivatively on behalf of Sun River Energy, Inc. v. Sun River Energy, Inc. v. Donal R. Schmidt, Jr., et al., Cause No. DC-12-06318, in the District Court of Dallas County, Texas. On January 24, 2013, the Court found the Plaintiffs in the case had shown a probable right to the relief sougt at final hearing and a likelihood of success on the claims of breach of fiduciary duty, fraudulent transfer and certain defamation claims, and entered a temporary injunction against Sun River and its management. The temporary injunction prevents the Company from any performance, claims of default, payments, transfer or other actions with respect to certain Notes and Mortgages; any payments on those Notes based on alleged past due compensation; entry into contracts by Donal R. Schmidt, Jr. to lease, purchase, or sell Sun River’s interest in its hard rock minerals, coal, oil, timber, gas and or other minerals, and any and all issuances of stock or any other compensation, payments, bonuses, gifts or other transfers outside of normal payment activity. On February 7, 2013, Defendants Schmidt et al. filed an Amended Answer, Special Exception, Counterclaim and Original Third Party Petition that asserts claims against the Company for breach contract, breach of fiduciary duty, misappropriation of confidential information, conversion, constructive trust and conspiracy. The Company believes the claims are completely without merit.

ITEM 1A.  RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information on any and all equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended and not included in a previously filed Current Report on Form 8-K is set forth below:

On December 14, 2012, we issued 25,000 shares to John Albury, pursuant to the terms of the note agreement we entered into with him.

On December 14, 2012, we issued a total of 100,000 shares to Fidare Consulting Group, LLC, pursuant to the terms of the professional services contract we maintain with them.

On December 14, 2012, we issued a total of 450,000 shares to Gregory Hadley, 250,000 of which were issued pursuant to the terms of the note agreement we entered into with him and 200,000 of which were issued as board fees.

On January 30, 2013, as a showing of good faith, we issued 7,400,000 shares to GNE, pursuant to the Agreement, as modified by the proposed Addendum.

All of the transactions listed above were made pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of the Securities Act for sales not involving a public offering.  The securities issued have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

ITEM 6.  EXHIBITS

(a) The following exhibits are filed as part of this report.

Exhibit No.	Description
3.1	Articles of Incorporation, as amended*

3.2	Amended and Restated Bylaws*

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	To be filed by amendment

 *Filed Herewith

** To be filed by amendment

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 RANGEFORD RESOURCES, INC.

 (Registrant)

Dated:   February 19, 2013

By:  /s/ Steven R. Henson

Steven R. Henson

President, CEO and Principal Financial Officer