Form 10-Q/A
period 2012-12-31
Rangeford Resources, Inc.
filed 2013-02-20
CIK 1438035

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q /A

(Mark One)

☐    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

5215 N. O’Connor Boulevard, Suite 1820

Irving, TX 75039

970-218-7080

 (Issuer's telephone number)

(Former address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of  "larger accelerated filer," “accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

As of February 19 , 2013, the Registrant has 18,102,912 shares of common stock outstanding and 0 shares of Preferred Stock outstanding.

TABLE OF CONTENTS

Explanatory Note:

  The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012, filed with the Securities and Exchange Commission on February 19, 2013 (the "Form 10-Q"), is to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

Additionally, this Amendment No. 1 clarifies the agreement date and execution date of the Addendum we entered into with Great Northern Energy, Inc. and includes the number of shares of common stock we had outstanding as of the original filing date, February 19, 2013.

No other changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q other than as noted herein.

INTRODUCTORY NOTE

Except as otherwise indicated by the context, references in this interim report on Form 10-Q /A (this “Form 10-Q /A ”) to the “Company,” Rangeford” “we”, “us” or “our” are references to Rangeford Resources, Inc, a Nevada corporation.

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

ITEM 1. FINANCIAL STATEMENTS

Rangeford Resources, Inc.

Balance Sheets

(Unaudited)

	December 31,	March 31,
	2012	2012
ASSETS
Current assets:
Cash	$ 152,915	$ 200
Prepaid expenses- related party	$ 17,500	-
Total current assets	$ 170,415	$ 200
Deposit	$ 600,000	-
Total assets	$ 770,415	$ 200

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 50,155	$ 3,350
Other payables	-	160
Related party advances and notes payable	103,400	21,055
Total current liabilities	153,555	24,565

Stockholders' Deficit
Series A Convertible preferred stock, $5.00 par value issuable	785,000	-
Common stock, $0.01 par value; 75,000,000 shares authorized; 10,682,700 shares issued and outstanding at September 30, 2012 and December 31, 2012, respectively	10,683	10,082
Additional paid-in capital	850,689	30,131
Deficit accumulated during the development stage	(1,029,512)	(64,578)
Total stockholders' deficit	616,860	(24,365)

Total Liabilities and stockholders' deficit	$ 770,415	$ 200

See accompanying unaudited financial statements.

Rangeford Resources, Inc.

(A Development Stage Company)

Unaudited Statements of Operations

	Three Months Ended December 31,		Nine Months Ended December 31,		For the period from December 4, 2007 (inception) to December 31,
	2012	2011	2012	2011	2012
Revenue	$ -	$ -	$ -	$ -	$ -
Operational expenses:
Investor relations	400	-	17,504	-	17,504
Professional Fees	213,245	4,665	255,268	9,050	317,188
Professional Fees- related party	400,400	-	400,400	-	400,400
General and administrative	8,142	705	70,713	796	13,211
Total operational expenses	622,187	5,370	683,885	9,845	748,303
Loss from operations	(622,187)	(5,370)	(683,885)	(9,845)	(748,303)

Other expense
Interest expense	281,050	-	281,050	-	281,210
Total other expense	281,050	-	281,050	-	281,210

Provisions for income taxes	-	-	-	-	-
Net loss	$ (903,237)	$ (5,370)	$ (964,935)	$ (9,845)	$ (1,029,513)

Per share information
Basic and diluted	$ (0.09)	$ (0.00)	$ (0.10)	$ (0.00)	$ -
Weighted average shares outstanding	10,192,754	10,081,700	10,109,692	10,081,700	-

	See accompanying notes to the unaudited financial statements.

Rangeford Resources, Inc.

(A Development Stage Company)

Unaudited Statements of Comprehensive Loss

	Three Months Ended December 31,		Nine Months Ended December 31,		For the period from December 4, 2007 (inception) to December 31,
	2012	2011	2012	2011	2012
Net Loss	$ (903,237)	$ (5,370)	$ (964,935)	$ (9,845)	$ (1,029,513)
Other Comprehensive income (loss)
Comprehensive Loss	$ (903,237)	$ (5,370)	$ (964,935)	$ (9,845)	$ (1,029,513)

See accompanying notes to the unaudited financial statements.

Rangeford Resources, Inc.

(A Development Stage Company)

Unaudited Statements of Cash Flows

	Nine months ended		For the period from December 4, 2007
	December 31,		(inception) to September 30,
	2012	2011	2012
Cash flows from operating activities
Net loss	$ (964,935)	$ (9,845)	$ (1,029,513)
Adjustments to reconcile net loss to net cash used in operating activities
Equity/Warrants issued for services	797,444	-	810,644
Changes in operating assets and liabilities:
Deposits- related party	(17,500)	-	(17,500)
Related party payables	3,300	-	3,300
Accounts and other payables	47,306	2,650	50,816
Net cash used in operating activities	(134,385)	(7,195)	(182,253)

Cash Flows from investing activities:
Cash paid for Long-term deposit	(500,000)	-	(500,000)
Net cash provided by investing activities	(500,000)	-	(500,000)

Cash Flows from financing activities:
Proceeds from related party payable	12,100	7,060	34,655
Repayments of related party payables	(10,000)	(1,500)	(11,500)
Proceeds from subscriptions to convertible preferred	785,000	-	785,000
Contributed capital	-	-	-
Proceeds from issuance of stock	-	-	25,813
Net cash provided by financing activities	787,100	5,560	835,168

Net (decrease) increase in cash	152,715	(1,635)	152,915
Cash at beginning of period	200	1,880	-
Cash at end of period	$ 152,915	$ 245	$ 152,915

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 7,630,058 shares of common stock for professional and consulting services	-	-	13,200
Forgiveness of accrued interest due to related parties	160	-	160
Forgiveness of payables due to related parties	500	-	500
Forgiveness of related party loans	23,055	-	23,055

Supplemental Cash Flow Information:
Cash paid for interest expense	-	-	-
Cash paid for income taxers	-	-	-

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

T he Company put forth a Letter of Addendum (the “Addendum”) , dated January 25, 2013 to GNE; which shall modify the Agreement.  The Board of Directors approved the Addendum and the transactions contemplated thereby via unanimous written consent on January 30, 2013, with an effective date of February 5, 2013.  The Addendum was executed on January 30, 2013 and the Company has issued the shares required under the Addendum to GNE.  However, the Company has not yet made the payments required as of the date of this filing under the Addendum.  The parties continue to negotiate the terms of the transaction with GNE and therefore there can be no assurance that the acquisition contemplated by the Agreement will occur.  Pursuant to the current Addendum, the Agreement shall be modified as follows:

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

February 15, 2013

$ 436,154.68

Principal, Interest and Additional Fees

June 15, 2013

$ 290,196.38

Principal and Interest

September 15, 2013

$ 290,196.38

Principal and Interest

December 15, 2013

$ 290,196.38

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

	September 30, 2012	October 31, 2012	November 30, 2012	December 31, 2012
	Grant Date	Grant Date	Grant Date	Grant Date	Total
Expected Volatility	91%	104%	142%	146%
Expected Dividends	0	0	0	0
Expected term (in years)	24	24	24	24
Risk-free rate	3.13%	3.13%	3.13%	3.13%
Estimated Fair value using Black-Scholes Model	$ 0.58	$ 0.56	$ 3.47	$ 4.95
Warrants issued	20,000	20,000	20,000	20,000	80,000
Fair Value	$ 11,620	$ 11,160	$ 69,420	$ 99,020	$ 191,220

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

Purchase and Sale Agreement

The Company put forth a Letter of Addendum (the “Addendum”), dated  January 25, 2013 to the  Purchase and Sale Agreement the Company entered into with GNE in November 2012; the Addendum modifies the Agreement in certain respects (See Note 3 to the Financial Statements included above). The Board of Directors approved the Addendum and the transactions contemplated thereby via unanimous written consent on January 30, 2013, with an effective date of February 5, 2013. The Addendum was executed on January 30, and the Company issued the shares required there under.  However, the Company has not yet made the payments required as of the date of this filing under the Addendum.  The parties continue to negotiate the terms of the transaction with GNE and therefore there can be no assurance that the acquisition contemplated by the Agreement will occur ..

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

RESULTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2012 Compared to the Three and Nine Months Ended December 31, 2011

The following table sets forth information from our statements of comprehensive income for the three months ended December 31, 2012 and 2011.

	Three Months Ended December 31,		Increase/
	2012	2011	Decrease

Revenue	$ -	$ -

Operational expenses
Investor relations	400	-	400
Professional Fees	213,245	4,665	208,580
Professional Fees- related party	400,400	-	400,400
General and administrative	8,142	705	7,437
Total operational expenses	622,187	5,370	616,817

Loss from operations	(622,187)	(5,370)	616,817

Other expense
Interest expense	281,050	-	281,050
Total other expense	281,050	-	281,050

Provisions for income taxes	-	-	-

Net loss	$ (903,237)	$ (5,370)	(897,867)

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

For the Nine Months Ended December 31, 2012 Compared to the Nine Months Ended December 30, 2011

	Nine Months Ended December 31,		Increase/
	2012	2011	Decrease

Revenue	$ -	$ -
Operational expenses
Investor relations	17,504	-	17,504
Professional Fees	255,268	9,050	246,218
Professional Fees- related party	400,400	-	400,400
General and administrative	10,713	795	9,918
Total operational expenses	683,885	9,845	674,040

Loss from operations	(683,885)	(9,845)	674,040
Other expense
Interest expense	281,050	-	281,050
Total other expense	281,050	-	281,050

Provisions for income taxes	-	-	-
Net loss	$ (964,935)	$ (9,845)	(955,090)

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 7, 2012, several former shareholders of Sun River Energy, Inc. (“Sun River”) filed a derivative action against Sun River and its management in a case now styled Colin Richardson, et al., derivatively on behalf of Sun River Energy, Inc. v. Sun River Energy, Inc. v. Donal R. Schmidt, Jr., et al., Cause No. DC-12-06318, in the District Court of Dallas County, Texas. On January 24, 2013, the Court found the Plaintiffs in the case had shown a probable right to the relief sougt at final hearing and a likelihood of success on the claims of breach of fiduciary duty, fraudulent transfer and certain defamation claims, and entered a temporary injunction against Sun River and its management.  The temporary injunction prevents the Company from any performance, claims of default, payments, transfer or other actions with respect to certain Notes and Mortgages; any payments on those Notes based on alleged past due compensation; entry into contracts by Donal R. Schmidt, Jr. to lease, purchase, or sell Sun River’s interest in its hard rock minerals, coal, oil, timber, gas and or other minerals, and any and all issuances of stock or any other compensation, payments, bonuses, gifts or other transfers outside of normal payment activity. On February 7, 2013, Defendants Schmidt et al. filed an Amended Answer, Special Exception, Counterclaim and Original Third Party Petition that asserts claims against the Company for breach contract, breach of fiduciary duty, misappropriation of confidential information, conversion, constructive trust and conspiracy. The Company believes the claims are completely without merit ..

ITEM 1A.  RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information on any and all equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended and not included in a previously filed Current Report on Form 8- K is set forth below:

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

ITEM 6.  EXHIBITS

(a) The following exhibits are filed as part of this report.

Exhibit No.	Description
3.1	Articles of Incorporation, as amended* (incorporated by reference to Exhibit 3.1 of Rangeford Resources, Inc.’s Registration Statement on Form S-1 filed on July 3, 2008.)
3.2	Amended and Restated Bylaws* (incorporated by reference to Exhibit 3.2 of Rangeford Resources, Inc.’s Registration Statement on Form S-1 filed on July 3, 2008.)
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in XBRL (eXtensible Business reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements.**

  *Filed Herewith

**

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 RANGEFORD RESOURCES, INC.

 (Registrant)

Dated:   February 20, 2013

By:  /s/ Steven R. Henson

Steven R. Henson

President, CEO and Principal Financial Officer

EXHIBIT 31.1

SECTION 302 CERTIFICATION OF PERIODIC REPORT

I, Steven R. Henson, certify that:

1. I have reviewed this quarterly report on Form 10-Q /A of Rangeford Resources, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, re /A sults of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

 Date: February 20, 2013

By:  /s/ Steven R. Henson

Steven R. Henson

President & CEO

EXHIBIT 31.2

SECTION 302 CERTIFICATION OF PERIODIC REPORT

I, Steven R. Henson, certify that:

1. I have reviewed this quarterly report on Form 10-Q /A of Rangeford Resources, Inc.;

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

 Date: February 20, 2013

By:  /s/ Steven R. Henson

Steven R. Henson

Principal Financial Officer

Exhibit 32.1

CERTIFICATION OF DISCLOSURE PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Rangeford Resources, Inc. (the "Company") on Form 10-Q /A for the period ending December 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report") I, Steven R. Henson, President and CEO of the Company, certify, pursuant to 18 USC section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 20, 2013

By:  /s/ Steven R. Henson

Steven R. Henson

President & CEO

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Exhibit 32.2

CERTIFICATION OF DISCLOSURE PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Rangeford Resources, Inc. (the "Company") on Form 10-Q /A for the period ending December 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report") I, Steven R. Henson, President and CEO of the Company, certify, pursuant to 18 USC section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 20, 2013

By:  /s/ Steven R. Henson

Steven R. Henson

Principal Financial Officer

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.