Form 10-K
period 2014-03-31
Rangeford Resources, Inc.
filed 2014-05-05
CIK 1438035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(MARK ONE)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2013

OR

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ___________

COMMISSION FILE NUMBER 000-54306

RANGEFORD RESOURCES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	77-1176182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

556 SILICON DRIVE, SUITE 103, SOUTHLAKE, TX	76092
(Address of principal executive offices)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE	(817) 648-8062

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE IN WHICH REGISTERED
NONE	NOT APPLICABLE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:

COMMON STOCK $0.0001 PER SHARE
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.4.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of September 30, 2012 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $8,464,222.

As of April 29, 2014, the Registrant has 19,817,305 shares of common stock outstanding.

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These forward-looking statements include, among others, the following:

•

our ability to raise sufficient working capital necessary to continue to implement our business plan and satisfy our obligations,

•

our ability to continue as a going concern,

•

our ability to develop revenue producing operations,

•

our ability to establish our brand and effectively compete in our target market, and

•

risks associated with the external factors that impact our operations, including economic and leisure trends.

Forward-looking statements are typically identified by use of terms such as “may”, “could”, “should”, “expect”, “plan”, “project”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “pursue”, “target” or “continue”, the negative of such terms or other comparable terminology, although some forward-looking statements may be expressed differently.  The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management.  These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors.  Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control.  In addition, management’s assumptions about future events may prove to be inaccurate.  Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur.  Actual results may differ materially from those anticipated or implied in the forward-looking statements.   You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  You should also consider carefully the statements under “Risk Factors” and other sections of this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in "Item 1A. - Risk Factors".  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.  These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

Unless specifically set forth to the contrary, when used in this Report the terms “Rangeford,” "we", "our", the "Company" and similar terms refer to Rangeford Resources, Inc., a Nevada corporation.  In addition, when used herein and unless specifically set forth to the contrary, “2011” refers to the year ended March 31, 2011, “2012” refers to the year ended March 31, 2012 and "2013" refers to the year ended March 31, 2013.

This Form 10-K for the period ended March 31, 2013 is being filed in May 2014, due to the Company’s prior inability to file same as a result of capital restraints.

In addition to filing this Annual Report on Form 10-K for the fiscal year ended March 31, 2013, we are working towards filing the outstanding quarterly reports on Form 10-Q soon (collectively, the "Additional Filings").  Once the Additional Filings are made, the Company shall be current in its filing requirements under Section 13(a) of the Securities Exchange Act of 1934, as amended.  This Report is historically accurate for the period of this filing and although we include some current information, we strongly recommend reading this Report in conjunction with the Company's other to be filed and filed quarterly reports and current reports, to fully understand the Company’s current business and financial situation.

Given the timing of this filing, management determined that it makes more sense to disclose information as of the date we are filing this Report, unless the Report specifically requires information for the period covered by this Report or where doing so would not make the Company's disclosure misleading.  Accordingly, please pay special attention to the time periods referenced throughout this Report.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

General

Rangeford Resources, Inc. (the “Company”) is a development stage company that was incorporated on December 4, 2007, in the state of Nevada, for the purpose of purchasing, developing and operating oil and gas leases.

As the date of this filing, the Company is not conducting any business operations or earning any revenues, nor has it acquired any leases or property, although - as further detailed below, as of the date of this Report, we have entered into agreements that would result in the Company's acquisition of certain leases and properties, if we are able to carry out our obligations under such agreements.

Upon receipt of adequate capital, we shall carry out our obligations under the current agreements and intend to enter into additional leases or acquire property. We intend to engage third parties such as a drilling contractor, a geologist and an engineer to direct the drilling of wells on the lease. As of the date hereof, such third parties have not been engaged and there is no assurance that we will ever enter into contracts with any such third parties.

The Company has been issued a going concern opinion and requires additional capital to fund its operations.

The Company has never declared bankruptcy nor has ever been in receivership. We have a specific business plan to purchase, develop and operate oil and gas leases. We do not intend to engage in any merger, acquisition or business reorganization with any previously identified entity. We have no plans to change our business activities or to combine with another business and are not aware of any events or circumstances that might cause us to change our plans.

Operations

Black Gold Kansas Productions, LLC Transaction

On October 2, 2013, the Company executed a Letter of Intent (“BGKP LOI”) with Black Gold Kansas Productions, LLC, a Texas limited liability company (“BGKP”).  The LOI sets forth the parties intention to enter into and negotiate a Purchase and Sale Agreement (“BGKP PSA”), the basic terms of which are set forth in the LOI.  On January 14, 2014, the Parties executed the contemplated PSA.  Pursuant to the PSA, the Company shall receive an undivided sixty percent working interest delivering a forty-eight percent in and to the George lease: a 190 acre property in Bourbon County, Kansas, with four wells connected to tank batteries of 990 barrels of storage capacity, gravel roads, electric meters, electric line and power poles, flow lines and pumping units, rods and down hole pumps on location with electric lines trenched for the George #5 and #6 to be drilled (the “George Lease”); an undivided seventy-five percent working interest, delivering a sixty percent net revenue interest in and to 2,950+ acres in Bourbon and Allen Counties, Kansas, with additional leasing in progress and existing leases having primary terms ranging from 2 to 5 years with all but one having 2 to 5 year extension options (“2,950 Acres”); a like undivided interest in and to all wells, whether producing, shut in or abandoned, and whether for production, injection or disposal or otherwise associated with the Subject Interests, including those described in the exhibits and schedules attached to the PSA (collectively, the “Wells” and each a “Well”), (collectively, the “Leases” and each a “Lease”) and any overriding royalty interests, royalty interests, non-working or carried interests, operating rights, miner rights and other rights and interest described on the schedules and exhibits attached to the PSA, together with the lands covered thereby or pooled or utilized therewith (the “Lands”), together with (i) all rights with respect to any pooled, communitized or unitized interest by virtue of any Leases and Lands and (ii) all production of oil, gas, associated liquids and other hydrocarbons (collectively, “Hydrocarbons”) after the Effective Time from the Leases and the Lands, and from any such pool or unit and allocated to any such Leases and Lands (the Leases, the Lands, and the rights described in clause (i) above, and the Hydrocarbons described in clause (ii) above, being collectively referred to as the “Subject Interests” or singularly as a “Subject Interest”; a like undivided interest in and to all equipment, machinery, fixtures, spare parts, inventory, communications equipment, telemetry and production measurement equipment, and other personal property (including Seller’s leasehold interests therein subject to any necessary consents to assignment) used in connection with the operation of the Subject Interests or the Wells or in connection with the production, storage, treatment, compression, gathering, transportation, sale, or disposal of Hydrocarbons produced from or attributable to the Subject Interests or the Wells, and any water, byproducts or waste produced therefrom or therewith or otherwise attributable thereto, and all wellhead equipment, pumps, pumping units, flowlines, gathering systems, pipe, tanks, treatment facilities, injection facilities, disposal facilities, compression facilities and other materials, supplies, buildings, trailers and offices used in connection with the Subject Interests, the Wells and the other matters described in this definition (collectively, “Assets”); to the extent assignable or transferable, a like undivided interest in and to all (i) all easements, rights-of-way, servitudes, licenses, permits, surface leases, surface use agreements and other rights or agreements related to the use of the surface and subsurface, in each case to the extent used in connection with the operation of the Subject Interests or the Wells; (ii) all contracts, agreements, drilling contracts, equipment leases, production sales and marketing contracts, farmout and farming agreements, operating agreements, service agreements, unit agreements, gas gathering and transportation agreements and other contracts, agreements and arrangements, relating to the Subject Interests, the Wells and the other matters described in this definition of Assets, (iii) equipment leases and rental contracts, service agreements, supply agreements and other contracts, agreements and arrangements relating to the Subject Interests, the Wells and the other matters described in this definition of Assets, (the agreements identified in clauses (i), (ii) and (iii) above being, collectively described in Exhibit A, Schedule 2 to the PSA, the “Contracts”); to the extent assignable or transferable, all permits, licenses, franchises, consents, approvals and other similar rights and privileges, in each case to the extent used in connection with the operation of the Subject Interests or the Wells (the “Permits”); all Production Imbalances; and a like undivided interest in and to all books, records, files and databases, (ii) to the extent assignable or transferable, copies of all maps and well logs and data, and (iii) muniments of title, reports and similar documents and materials, in each case to the extent directly relating to the foregoing interests and in the possession or control of Seller (the “Records”).

The total consideration for the purchase, sale and conveyance of the Assets to the Company and the Company’s assumption of the undivided share of liabilities provided for in the PSA, is the Company’s payment to BGKP of the sum of $1,005,159 (the “Purchase Price”), as adjusted in accordance with the provisions of the BGKP PSA.

As of the date of this filing, the Company is trying to raise the capital necessary to consummate the actions contemplated by the PSA but does not have any formal agreements or funding in place.

The PSA may be terminated (1) at any time prior to closing by mutual written consent of the Company and BGKP, (2) by either party if closing has not occurred by November, 2013, or such later date to which the Closing Date has been delayed, (3) by the Company if there is a material breach of the representations and warranties made by BGKP with 15 days prior notice, and (4) by BGKP if there is a material breach of the representations and warranties made by the Company with 15 days prior notice

Great Northern Energy, Inc. Transaction

As disclosed in the Current Report on Form 8-K we filed on November 21, 2012, as amended on February 20, 2013, the Company and Great Northern Energy, Inc. ("GNE) entered into a Purchase and Sale Agreement (“GNE PSA”) dated November 15, 2012, which is further described below.  GNE has attempted to unilaterally terminate the GNE PSA and in connection therewith, on June 1, 2013, GNE returned the stock certificate for 7,400,000 shares of our common stock (the "GNE Shares") we issued to them pursuant to the PSA, which is to be returned to us upon termination of the GNE PSA.  However, GNE did not submit an executed stock power which is required to cancel the GNE Shares and transfer them back to us.  We do not believe GNE has the right to unilaterally terminate the GNE PSA.  Additionally, GNE has yet to return the $700,000 received from us that must be returned upon termination of the GNE PSA.  In light of these facts, as of the date of this Report, we still deem the GNE Shares issued and outstanding, but until we decide how to proceed with GNE, the future status of such shares is uncertain, as is the transaction contemplated by the GNE PSA. We are considering our options with regard to GNE to determine a path that is best suitable for our shareholders and success.

Pursuant to the GNE PSA, the Company was to acquire a substantial non-operating working interest in oil assets in East Texas in consideration for a purchase price that includes (a) a cash payment of $3,900,000 in the form of (i) a deposit of $100,000; (ii) a promissory note in the amount of $1,100,000; and (iii) a promissory note in the amount of $2,700,000 and (b) 7,400,000 shares of its restricted common stock.  Both promissory notes are secured by a Pledge and Security Agreement that grants a security interest in all of our working interests and options and any proceeds resulting there from to GNE. The prior operations of the assets for which working interest are purchased must be audited, as a condition of the effective date of the acquisition.

In connection with the GNE PSA, we also entered into an Operating Agreement with Special Provisions to the Operating Agreement with GNE ( collectively, the “GNE Operating Agreement”) pursuant to which GNE will be the Operator of the Contract Area, which is located in Harrison and Panola Counties in Texas and Caddo Parish of Louisiana, and, as further defined in the Special Provisions to the Operating Agreement., and shall conduct and direct and have full control of all operations on the Contract Area permitted, required by, and within the limits of the Agreement, for a minimum of three years on an irrevocable, non-cancelable basis. In its performance of operations, GNE shall be an independent contractor not subject to the control or direction of the Company except as to the type of operation to be undertaken in accordance with the election procedures contained in GNE Operating Agreement.

As of April 22, 2013, we transferred a total of $700,000 to GNE towards the purchase of the oil and gas properties, but the agreement had not been consummated.  The advance was initially recorded as a long-term deposit on the balance sheet and subsequently charged to impairment of deposit on the income statement.

We put forth a Letter of Addendum (the “GNE Addendum”), dated January 25, 2013 to GNE; which modified the GNE PSA.  The Board of Directors approved the GNE Addendum and the transactions contemplated thereby via unanimous written consent on January 30, 2013, with an effective date of February 5, 2013.  The GNE Addendum was executed on January 30, 2013 and we issued the Agreement Shares (as hereinafter defined) required under the GNE Addendum to GNE.  Pursuant to the GNE Addendum, the GNE PSA was modified as follows:

1. The Company and GNE agreed that the Effective Date shall be deemed to have occurred on January 30, 2013, and further agreed to extend the Termination Date for the Closing of the transfer of the Assets from GNE to the Company to no later than March 31, 2013.

2. We shall issue GNE a new promissory note in the amount of $1,113,260 in exchange for the promissory note in the amount of $1,100,000 issued to GNE on November 15, 2012. The new promissory note shall be repayable commencing on February 15, 2013 and continuing in the increments on the dates set forth below until paid in full, bears interest at eight percent (8%) per annum, and includes additional fees in the total amount of $145,958.30 on the following schedule:

February 15, 2013

$436,154.68

Principal, Interest and Additional Fees

June 15, 2013

$290,196.38

Principal and Interest

September 15, 2013

$ 290,196.38

Principal and Interest

December 15, 2013

$ 290,196.38

Principal and Interest

3. The date for the payment of $1,200,000 under the $2,700,000 promissory note shall be extended from December 1, 2012, to January 25, 2013, of which $700,000 has been paid.

4. We shall issue GNE an additional 900,000 shares of its restricted common stock, increasing the total amount of shares due under the Agreement to 7,400,000 (the "GNE Shares").

5. The amount of minimum working capital to be maintained by us shall be reduced from $1,400,000 to $150,000.

The closing of the transfer of the GNE assets further requires GNE to provide the Company with audits of the prior operations of the GNE assets.  However, we were later informed that some of the current subject assets in the GNE PSA may not be auditable. Therefore, we and GNE mutually agreed that GNE would replace those laid out assets in the GNE PAS with other assets of like kind and reverse their status, provided that such replacing assets meet the auditability standards as set forth by the Securities and Exchange Commission, as determined by GNE management.  Accordingly, if we exercise our rights to substitute properties and ultimately purchase the assets associated therewith, the total value of the GNE assets may be diminished and/or the timing of the GNE transaction may be delayed.  We will not be able to close the GNE transaction until such time that Management is reasonably satisfied that an audit of a GNE property can be completed in a timely manner as required by the SEC's disclosure rules.

As stated above, we are able to substitute the current properties listed within the GNE PSA with other like properties.  Accordingly, we have the right to purchase, explore, and/or develop such substituted properties, although the exact cost and details of any such specific property may differ from those associated with the current contemplated properties listed within the Agreement.

Cicerone Corporate Development, LLC Revolving Credit Note

On September 4, 2013, we received a $750,000 Revolving Credit Note (the "Cicerone Revolving Note") from Cicerone Corporate Development, LLC ("Cicerone").  The Cicerone Revolving Note matures on February 1, 2015 and bears interest at the rate of LIBOR plus 2.75% per annum, which is payable semi-annually on June 30 and December 31 of each year. We may request advances on the Cicerone Revolving Note in increments of $10,000 at any time prior to the maturity date.  If we do not pay the outstanding amount on the maturity date, then the interest rate shall increase to the lesser of 12% or the maximum rate of interest permitted by law. As an inducement to entering into the Cicerone Revolving Note, we issued Cicerone 1,500,000 shares of our common stock (the "Inducement Shares").  The Cicerone Revolving Note contains standard events of default, including nonpayment of the Note or any other liability exceeding $50,000, as well as a change in control or entry into bankruptcy, upon which Cicerone may enforce its rights under the Revolving Note.  At the time of entering into the Cicerone Revolving Note, Cicerone had already loaned us approximately $65,100, which amount is included as amount advanced under the Cicerone Revolving Note that must be paid back. A s of March 31, 2013, Cicerone had advanced a total of $60,995 to us and was repaid $24,080 with a balance due of $36,915.  As of April 29, 2014, we received a total of approximately $368,114, including the $65,100, in advances under the Cicerone Revolving Note.  The managing member of Cicerone is the C.E. McMillan Family Trust, which is also the managing member of Fidare Consulting Group, LLC, who provides us with consulting services, p lease see, Item 13, "Related Parties" below.

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

Gas sales are by contract. The gas purchaser will pay the well operator 100% of the sales proceeds on or about the 25th of each and every month for the previous month’s sales. The operator is responsible for all checks and distributions to the working interest and royalty owners. There is no standard price for gas. Price will fluctuate with the seasons and the general market conditions. It is our intention to utilize this market whenever possible in order to maximize revenues. We do not anticipate any significant change in the manner production is purchased; however, no assurance can be given at this time that such changes will not occur.

Acquisition of Future Leases

Other than those associated with the GNE Agreement, we have not targeted properties to acquire and do not intend to do so until funds are available to target and acquire properties for exploration.

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

In addition, our ability to market any oil and gas which we might produce could be severely limited by our inability to compete with larger companies operating in the same area, which may be willing or able to offer oil and gas at a lower price.

We compete in Texas with over 1,000 independent companies and approximately 40 significant independent operators including Marathon Oil, Houston Exploration Company and Newfield Exploration Company in addition to over 950 smaller operations with no single producer dominating the area. Major operators such as Exxon, Shell Oil, ConocoPhillips, Mobil and others that are considered major players in the oil and gas industry retain significant interests in Texas.

We believe that we can successfully compete against other independent companies by utilizing the expertise of consultants familiar with the structures to be developed, maintaining low corporate overhead and otherwise efficiently developing current lease interests.  .

Research and Development

We will be conducting research in the form of drilling on the properties we acquire. Our business plan is focused on a strategy for maximizing the long-term exploration and development of our properties.  The Company does not anticipate any costs or expenses to be incurred for drilling research and development within the next six months.

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

The sale of certain categories of natural gas in interstate commerce is subject to regulation under the Natural Gas Act and the Natural Gas Policy Act of 1978 (“NGPA”). Under the NGPA, a comprehensive set of statutory ceiling prices applies to all first sales of natural gas unless the gas is specifically exempt from regulation (i.e., unless the gas is deregulated). Administration and enforcement of the NGPA ceiling prices are delegated to the Federal Energy Regulatory Commission (“FERC”). In June 1986, the FERC issued Order No. 451, which in general is designed to provide a higher NGPA ceiling price for certain vintages of old gas. It is possible that we may in the future acquire significant amounts of natural gas subject to NGPA price regulations and/or FERC Order No. 451.

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

Transportation and Production

We can make sales of oil, natural gas and condensate at market prices, which are not subject to price controls at this time.  The price that we receive from the sale of these products is affected by our ability to transport and the cost of transporting these products to market. Under applicable laws, FERC regulates:

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

Drilling and Production.

Our anticipated drilling and production operations are subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. Among other matters, these statutes and regulations govern:

•

the amounts and types of substances and materials that may be released into the environment;

•

the discharge and disposition of waste materials,

•

the reclamation and abandonment of wells and facility sites, and

•

the remediation of contaminated sites, and require:

•

permits for drilling operations,

•

drilling bonds, and

•

reports concerning operations.

Environmental Regulations

General. Our operations are affected by various state, local and federal environmental laws and regulations, including the:

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

Employees

As of March 31, 2013 and April 29, 2014, we had no full time or part time employees.  Our executive officers provide certain services dedicated to current corporate and business development activities on an as needed part-time basis.

Company’s Office

Our offices are located at 556 Silicon Drive, Suite 103, Southlake, TX 76092 and our telephone number is (888) 489-0066.

ITEM 1A.

RISK FACTORS.

Risks Related to Our Business

We have a history of operating losses; we incurred a net loss in both fiscal year 2013 and fiscal year 2012. Our revenues are not currently sufficient to fund our operating expenses and there are no assurances we will develop profitable operations.

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of approximately $2,481,255 as of March 31, 2013. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that we will continue to incur losses in future periods until we begin reporting generating revenues. There are no assurances that we will be able to raise our revenues to a level which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

We have not generated any revenues and our ability to pay our operating expenses is dependent upon advances from related parties.

For the fiscal year ended March 31, 2013, we reported a net loss of $2,416,677. We had a working capital deficit of $404,612 at March 31, 2013. We have not yet begun generating revenue from our operations and are dependent upon a line of credit or other informal advances from a related party to pay our operating expenses and the continued development of our business plan. There are no assurances this related party will continue to advance funds to us that will satisfy our working capital needs until such time as we are able to raise additional capital or generate sufficient revenues to fund our operating expenses. While we seek ways to continue to operate by securing additional financing resources or alliances or other partnership agreements, we do not at this time have any commitments or agreements that provide for additional capital resources. Our financial condition and the going concern emphasis paragraph may also make it more difficult for us to maintain existing customer relationships and to initiate and secure new customer relationships.

We have historically been, and may continue to be, heavily reliant upon financing from related parties, which presents potential conflicts of interest that may adversely affect our financial condition and results of operations.

We have historically obtained financing from related parties, including major shareholders, directors and officers, in the form of debt, debt guarantees and issuances of equity securities, to finance working capital growth. These related parties have the ability to exercise significant control over our financing decisions, which may present conflicts of interest regarding the choice of parties from whom we obtain financing, as well as the terms of financing.  No assurance can be given that the terms of financing transactions with related parties are or will be as favorable as those that could be obtained in arms’ length negotiations with third parties.

We will need additional financing which we may not be able to obtain on acceptable terms if at all.

Our current operations are not sufficient to fund our operating expenses and we will need to raise additional working capital to continue to implement our business model, to provide funds for marketing to support our efforts to increase our revenues and for general overhead expenses, including those associated with our reporting obligations under Federal securities laws. Generally, small development stage businesses such as ours for which there is only a limited public market for their securities face significant difficulties in their efforts to raise equity capital. While to date we have relied upon the relationships of our executive officers and shareholders in our capital raising efforts, there are no assurances that these resources will continually be available to us or provide us with sufficient funding.  We do not have any commitments to provide additional capital and there are no assurances we will be able to raise capital upon terms which are favorable to our company. Even if we are able to raise capital, the structure of that capital raise could impact our company and our shareholders in a variety of ways. If we raise additional capital through the issuance of debt, this will result in interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. We cannot assure you that we will be able to raise the working capital as needed in the future on terms acceptable to us, if at all. If we do not raise funds as needed, we may not be able to continue to implement our business plan.

We have a significant amount of debt which could impact our ability to continue to implement our business plan.

We have incurred indebtedness totaling $428,987 as of March 31, 2013, $288,468 in accounts payable, $3,504 in accrued interest, which principally includes accrued interest on our various debt obligations and accrued contingencies and $137,015 in notes payable which are past due. We do not have adequate funds to satisfy the outstanding obligations. The outstanding notes provide that as a result of a default - failure to pay when due, the note holders could declare the notes immediately due and payable. Unless we are able to restructure some or all of this debt, and raise sufficient capital to fund our continued development, our current operations do not generate sufficient cash to pay these obligations, when due. Accordingly, there can be no assurance that we will be able to pay these or other obligations which we may incur in the future and it is unlikely we will be able to continue as a going concern.

We have limited history and we cannot assure you that our business model will be successful in the future or that our operations will be profitable.

Our company was formed in 2007 but we have yet to begin generating revenues from our operations.  Accordingly, investors have no operating history upon which to evaluate our business model. There can be no assurances whatsoever that we will be able to successfully implement our business model, penetrate our target markets or attain a wide following for our services. We are subject to all the risks inherent in an early stage enterprise and our prospects must be considered in light of the numerous risks, expenses, delays, problems and difficulties frequently encountered in those businesses.

We are delinquent in our tax filings.

We failed to file federal tax returns for the fiscal years ended March 31, 2009 through 2013 and they are open for review by the various tax jurisdictions. We are also required to file Franchise Tax Reports in Nevada and we have filed all the required tax forms in Nevada. We cannot assure you that we will not incur fines and penalties for failure to file such our federal tax returns.

We compete with many larger, well capitalized companies ..

Our sole officer does not allocate his full time to our business thereby resulting in potential conflicts of interest in his determination as to how much time to devote to our affairs, and this conflict of interest could have a negative impact on our ability to implement our business plan.

Our sole officer devotes only approximately 60% of his time and attention to our business and he is engaged in other business endeavors which are unrelated to our company. If his other business affairs require him to devote more substantial amounts of time to such affairs, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to implement our business plan. We cannot assure you that these potential conflicts of interest will be resolved in our favor.

Our business and stock price could be adversely affected if we are not successful in enhancing our management, systems, accounting, controls and reporting performance.

We have experienced, and may continue to experience, difficulties in implementing the management, operations and accounting systems, controls and procedures necessary to support our growth and expanded operations, as well as difficulties in complying with the accounting and reporting requirements related to our growth. With respect to enhancing our management and operations team, we may experience difficulties in finding and retaining additional qualified personnel, and if such personnel are not available locally, we may incur higher recruiting, relocation, and compensation expense. In an effort to meet the demands of our planned activities in fiscal 2013 and thereafter, we may be required to supplement our staff with contract and consultant personnel until we are able to hire new employees. We further may not be successful in our efforts to enhance our systems, accounting, controls and reporting performance. All of this may have a material adverse effect on our business, results of operations, cash flows and growth plans, on our regulatory and listing status, and on our stock price.

We will be subject to risks in connection with acquisitions, and the integration of significant acquisitions may be difficult.

Our business plan contemplates significant acquisitions of reserves, properties, prospects, and leaseholds and other strategic transactions that appear to fit within our overall business strategy, which may include the acquisition of asset packages of producing properties or existing companies or businesses operating in our industry. The successful acquisition of producing properties requires an assessment of several factors, including:

•

recoverable reserves;

•

future oil and natural gas prices and their appropriate differentials;

•

development and operating costs; and

•

potential environmental and other liabilities.

The accuracy of these assessments is inherently uncertain. In connection with these assessments, we perform a review of the subject properties that we believe to be generally consistent with industry practices. Our review will not reveal all existing or potential problems nor will it permit us to become sufficiently familiar with the properties to fully assess their deficiencies and potential recoverable reserves. Inspections may not always be performed on every well, and environmental problems are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of the problems. We are not entitled to contractual indemnification for environmental liabilities and acquired properties on an “as is” basis.

Significant acquisitions of existing companies or businesses and other strategic transactions may involve additional risks, including:

•

diversion of our management’s attention to evaluating, negotiating, and integrating significant acquisitions and strategic transactions;

•

the challenge and cost of integrating acquired operations, information management, and other technology systems, and business cultures with our own while carrying on our ongoing business;

•

difficulty associated with coordinating geographically separate organizations; and

•

the challenge of attracting and retaining personnel associated with acquired operations.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of our business. Members of our senior management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage our business. If our senior management is not able to manage the integration process effectively, or if any significant business activities are interrupted as a result of the integration process, our business could be materially and adversely affected.

Certain of our undeveloped leasehold acreage is subject to leases that will expire over the next several years unless production is established on the acreage.

A sizeable portion of our acreage is currently undeveloped. Unless production is established on these leases during their terms, the leases will expire. If our leases expire, we will lose our right to develop the related properties. Our drilling plans for these areas are subject to change based upon various factors, including drilling results, oil and natural gas prices, the availability and cost of capital, drilling, and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints, and regulatory approvals.

Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data included in the reserve engineer reports assumes that substantial capital expenditures are required to develop such reserves. Although cost and reserve estimates attributable to our natural gas and crude oil reserves have been prepared in accordance with industry standards, we cannot be sure that the estimated costs are accurate, that development will occur as scheduled or that the results of such development will be as estimated. There is significant uncertainty attached to unproved reserve estimates, which include probable and possible reserves. Proved reserves are more likely to be produced than probable reserves and probable reserves are more likely to be produced than possible reserves. There are no assurances that we can develop probable or possible reserves into proved reserves, or that if developed, probable reserves will become producing reserves to the level of the estimates.

Our commodity price risk management and trading activities may prevent us from benefitting fully from price increases and may expose us to other risks.

To the extent that we engage in price risk management activities to protect ourselves from commodity price declines, we may be prevented from realizing the full benefits of price increases above the levels of the derivative instruments used to manage price risk. In addition, our hedging arrangements may expose us to the risk of financial loss in certain circumstances, including instances in which:

•

our production falls short of the hedged volumes;

•

there is a widening of price-basis differentials between delivery points for our production and the delivery point assumed in the hedge arrangement;

•

the counterparties to our hedging or other price risk management contracts fail to perform under those arrangements; or

•

a sudden unexpected event materially impacts oil and natural gas prices.

Our business depends on oil and natural gas transportation facilities, most of which are owned by others.

The marketability of our oil and natural gas production depends in large part on the availability, proximity and capacity of pipeline systems owned by third parties. The lack of available capacity on these systems and facilities could result in the shut-in of producing wells or the delay or discontinuance of drilling plans for properties. The lack of availability of these facilities for an extended period of time could negatively affect our revenues. Federal and state regulation of oil and natural gas production and transportation, tax and energy policies, changes in supply and demand, pipeline pressures, damage to or destruction of pipelines and general economic conditions could adversely affect our ability to produce, gather and transport oil and natural gas.

The majority of our oil production is dedicated to two customers and as a result, our credit exposure to these two customers is significant.

On January 14, 2014, we and BGKP executed the contemplated BGKP PSA pursuant to which we shall purchase certain BGKP Assets for a total consideration of $ 1,005,159 (for more details of the BGKP transaction, please refer to Operations Section of Item 1. Description of Business herein above).

As of the date of this filing, we are trying to raise the capital necessary to consummate the actions contemplated by the BGKP PSA, but do not have any formal agreements or funding in place.

We and GNE entered into a GNE PSA dated November 15, 2012, which was later amended on January 30, 2013. Pursuant to GNE PSA, we shall acquire a substantial non-operating working interest in oil assets in East Texas in consideration for a purchase price that includes (a) a cash payment of $3,913,260 consisted of (i) a deposit of $100,000; (ii) a promissory note in an amount of $1,113,260 ; and (iii) a promissory note in the amount of $2,700,000 and (b) 7,400,000 shares of our restricted common stock. As the date of this Report, we issued 7,400,000 shares of common stock to GNE and transferred a total of $700,000 towards the purchase of the oil and gas properties, but the agreement had not been consummated.

The closing of the GNE transaction further requires GNE to provide us with audits of the prior operations of the GNE assets. However, as some of the subject assets in the GNE PSA may not be auditable, we are still looking for auditable substitutes to replace those assets. Accordingly, if we substitute properties and ultimately purchase the assets associated therewith, the total value of the GNE assets may be diminished and/or the closing of the GNE transaction may be delayed. Additionally, GNE has attempted to unilaterally terminate the GNE PSA and in connection therewith, on June 1, 2013, GNE returned the stock certificate for 7,400,000 shares of our common stock (the "GNE Shares") we issued to them pursuant to the PSA, which is to be returned to us upon termination of the GNE PSA.  However, GNE did not submit an executed stock power which is required to cancel the GNE Shares and transfer them back to us.  We do not believe GNE has the right to unilaterally terminate the GNE PSA.  Additionally, GNE has yet to return the $700,000 received from us that must be returned upon termination of the GNE PSA.  In light of these facts, as of the date of this Report, we still deem the GNE Shares issued and outstanding, but until we decide how to proceed with GNE, the future status of such shares is uncertain, as is the transaction contemplated by the GNE PSA. We are considering our options with regard to GNE to determine a path that is best suitable for our shareholders and success (for more details of the GNE transaction, please refer to Operations Section of Item 1. Description of Business herein above).

If the BGKP transaction and GNE transaction do not occur or continue to be delayed, it could have a material adverse effect on our business, results of operations, and financial condition.

Our ability to acquire leases or property is integral to our business strategy and requires us to consummate suitable acquisition or investment opportunities that meet our criteria and are compatible with our growth strategy. As of the date of this Report, although we have not acquired any leases or properties, we have entered into the Agreement with GNE and BGKP (See, Item 1, Description of Business).  However, these transactions are subject to certain closing conditions.  If the closing conditions set forth in the agreements are not satisfied or waived, the related transaction will not close.  GNE has the right to substitute properties reasonably acceptable to us for the properties originally included in the Agreement, however, we cannot guarantee that GNE will be able to find substitute properties for the Agreement, or a comparable transaction, that are reasonably acceptable to us without substantial expense, delay or other operational or financial problems. As of the date of this filing, we are trying to raise the capital necessary to consummate the actions contemplated by the BGKP PSA but do not have any formal agreements or funding in place.

We are not the operator of our working interests in the leases

Black Gold Kansas Production, LLC

We are interest holders under an AAPL Form 610 Operating Agreement, which governs the operations of the field and wells.  BGKP is the operator under the Operating Agreement in the contract area of Bourbon and Allen, County, Kansas and is the operator for the term of the leases included in the contract area.  We will be reliant upon BGKP’s decisions about all field operations and dependent on their experience.

GNE Operating Agreement

We are minority working interest holders under an AAPL Form 610 Operating Agreement with Special Provisions, which governs the operations of the field and wells.  GNE is the operator under the Operating Agreement for the 3 fields and is contracted as the Operator for 3 years, exclusively, except in the event of default under the Operating Agreement. We will be reliant upon GNE's decisions about all field operations and dependent on their experience.

Operating Agreements for our filed working interests govern our ownership and rights and remedies of our oil and gas assets.

The rights and remedies to our oil and gas asset set forth in the Operating Agreements with Great Northern Energy, Inc. and Black Gold Kansas Production, LLC are exclusive and limit our ability to assert any right or pursue any legal remedy not expressly set forth therein.  As a result of such limitation, we may not be able to use all legal and equitable remedies that are otherwise generally afforded by the law.

We could face deficits under the Operating Agreements

In the event that costs and expenses under the Operating Agreements with GNE and BGKP exceed net revenues from the field, our Company could be forced to contribute more capital.  If we fail to pay, the Operating Agreement provides lien rights, penalties and allows withholding of revenues by the operator.  Our Company could lose its interests in the field due to any uncured failure to pay billings or assessments.  Investors should note that we have committed to pay our share of up to $10,000,000 in field development and redevelopment work.

We are minority interest holders in the fields and have no ability to change Operator Agreements

Our interests under the Operating Agreement with GNE are minority interests and we have insufficient economic power or interest accounts to cause any change if we disagree with field management or operations by them.

Future economic conditions in the U.S. and key international markets may materially adversely impact our operating results.

The U.S. and other world economies are slowly recovering from a global financial crisis and recession that began in 2008. Growth has resumed but is modest and at an unsteady rate. There are likely to be significant long-term effects resulting from the recession and credit market crisis, including a future global economic growth rate that is slower than in the years leading up to the crisis, and more volatility may occur before a sustainable, yet lower, growth rate is achieved. Global economic growth drives demand for energy from all sources, including fossil fuels. A lower future economic growth rate could result in decreased demand growth for our crude oil and natural gas production as well as lower commodity prices, which would reduce our cash flows from operation and our profitability.

Risks Related to the Oil and Natural Gas Industry

Estimates of oil and natural gas reserves are inherently imprecise. Any material inaccuracies in these reserve estimates or underlying assumptions will affect materially the quantities and present value of our reserves.

Estimates of proved oil and natural gas reserves and the future net cash flows attributable to those reserves are prepared by independent petroleum engineers and geologists. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and cash flows attributable to such reserves, including factors beyond our control and that of our engineers. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. Different reserve engineers may make different estimates of reserves and cash flows based on the same available data. The accuracy of an estimate of quantities of reserves, or of cash flows attributable to such reserves, is a function of the available data, assumptions regarding future oil and natural gas prices and expenditures for future development drilling and exploration activities, and of engineering and geological interpretation and judgment. Additionally, reserves and future cash flows may be subject to material downward or upward revisions, based upon production history, development drilling and exploration activities and prices of oil and natural gas. Actual future production, revenue, taxes, development drilling expenditures, operating expenses, underlying information, quantities of recoverable reserves and the value of cash flows from such reserves may vary significantly from the assumptions and underlying information set forth herein.

We may not realize an adequate return on wells that we drill.

Drilling for oil and gas involves numerous risks, including the risk that we will not encounter commercially productive oil or gas reservoirs. The wells we drill or participate in may not be productive, and we may not recover all or any portion of our investment in those wells. The seismic data and other technologies we use do not allow us to know conclusively prior to drilling a well that crude oil or natural gas is present or may be produced economically. The costs of drilling, completing, and operating wells are often uncertain, and drilling operations may be curtailed, delayed, or canceled as a result of a variety of factors including, without limitation:

•

unexpected drilling conditions;

•

pressure or irregularities in formations;

•

equipment failures or accidents;

•

fires, explosions, blowouts, and surface cratering;

•

marine risks such as capsizing, collisions, or adverse weather conditions; and

•

increase in the cost of, or shortages or delays in the availability of, drilling rigs and equipment.

Future drilling activities may not be successful, and, if unsuccessful, this failure could have an adverse effect on our future results of operations and financial condition. While all drilling, whether developmental or exploratory, involves these risks, exploratory drilling involves greater risks of dry holes or failure to find commercial quantities of hydrocarbons.

Oil and gas prices fluctuate due to a number of uncontrollable factors, creating a component of uncertainty in our development plans and overall operations. Declines in prices adversely affect our financial results and rate of growth in proved reserves and production.

Oil and gas markets are very volatile, and we cannot predict future oil and natural gas prices. The prices we receive for our oil and natural gas production heavily influence our revenue, profitability, access to capital and future rate of growth. The prices we receive for our production depend on numerous factors beyond our control. These factors include, but are not limited to, changes in global supply and demand for oil and gas, the actions of the Organization of Petroleum Exporting Countries, the level of global oil and gas exploration and production activity, weather conditions, technological advances affecting energy consumption, domestic and foreign governmental regulations and tax policies, proximity and capacity of oil and gas pipelines and other transportation facilities.

Discoveries or acquisitions of additional reserves are needed to avoid a material decline in reserves and production.

The production rate from oil and gas properties generally declines as reserves are depleted, while related per-unit production costs generally increase as a result of decreasing reservoir pressures and other factors. Therefore, unless we add reserves through exploration and development activities or, through engineering studies, identify additional behind-pipe zones, secondary recovery reserves, or tertiary recovery reserves, or acquire additional properties containing proved reserves, our estimated proved reserves will decline materially as reserves are produced. Future oil and gas production is, therefore, highly dependent upon our level of success in acquiring or finding additional reserves on an economic basis. Furthermore, if oil or gas prices increase, our cost for additional reserves could also increase.

The present value of future net cash flows from our proved reserves will not necessarily be the same as the current market value of our estimated natural gas, crude oil and natural gas liquids reserves.

You should not assume that the present value of future net revenues from our proved reserves referred to in this Report is the current market value of our estimated natural gas, crude oil and natural gas liquids reserves. In accordance with SEC requirements, the estimated discounted future net cash flows from our proved reserves are based on prices and costs on the date of the estimate, held constant for the life of the properties. Actual future prices and costs may differ materially from those used in the present value estimate. Actual future net cash flows will also be affected by increases or decreases in consumption by oil and gas purchasers and changes in governmental regulations or taxation. The timing of both the production and the incurrence of expenses in connection with the development and production of oil and gas properties affects the timing of actual future net cash flows from proved reserves. In addition, the 10% discount factor, which is required by the SEC to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily an appropriate discount factor for determining a market valuation. The effective interest rate at various times and the risks associated with our business or the oil and gas industry in general will affect the relevance of the 10% discount factor.

Our business involves many operating risks that may result in substantial losses for which insurance may be unavailable or inadequate.

Our operations are subject to hazards and risks inherent in drilling for oil and gas, such as fires, natural disasters, explosions, formations with abnormal pressures, casing collapses, uncontrollable flows of underground gas, blowouts, surface cratering, pipeline ruptures or cement failures, and environmental hazards such as natural gas leaks, oil spills and discharges of toxic gases. Any of these risks can cause substantial losses resulting from injury or loss of life, damage to or destruction of property, natural resources and equipment, pollution and other environmental damages, regulatory investigations and penalties, suspension of our operations and repair and remediation costs. In addition, our liability for environmental hazards may include conditions created by the previous owners of properties that we purchase or lease. We maintain insurance coverage against some, but not all, potential losses. We do not believe that insurance coverage for all environmental damages that could occur is available at a reasonable cost. Losses could occur for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage. The occurrence of an event that is not fully covered by insurance could harm our financial condition and results of operation.

Our industry is subject to extensive environmental regulation that may limit our operations and negatively impact our production. As a result of increased enforcement of existing regulations and potential new regulations following the Gulf of Mexico oil spill, the costs for complying with government regulation could increase.

Extensive federal, state, and local environmental laws and regulations in the United States affect all of our operations. Environmental laws to which we are subject in the U.S. include, but are not limited to, the Clean Air Act and comparable state laws that impose obligations related to air emissions, the Resource Conservation and Recovery Act of 1976 (“RCRA”), and comparable state laws that impose requirements for the handling, storage, treatment or disposal of solid and hazardous waste from our facilities, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and comparable state laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or at locations to which our hazardous substances have been transported for disposal, and the Clean Water Act, and comparable state laws that regulate discharges of wastewater from our facilities to state and federal waters. Failure to comply with these laws and regulations or newly adopted laws or regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations or imposing additional compliance requirements on such operations. Certain environmental laws, including CERCLA and analogous state laws, impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances or hydrocarbons have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products into the environment. Environmental legislation may require that we do the following:

•

acquire permits before commencing drilling;

•

restrict spills, releases or emissions of various substances produced in association with our operations;

•

limit or prohibit drilling activities on protected areas such as wetlands or wilderness areas;

•

take reclamation measures to prevent pollution from former operations;

•

take remedial measures to mitigate pollution from former operations, such as plugging abandoned wells and remedying contaminated soil and groundwater; and

•

take remedial measures with respect to property designated as a contaminated site.

There is inherent risk of incurring environmental costs and liabilities in connection with our operations due to our handling of natural gas and other petroleum products, air emissions and water discharges related to our operations, and historical industry operations and waste disposal practices. The costs of any of these liabilities are presently unknown but could be significant. We may not be able to recover all or any of these costs from insurance. In addition, we are unable to predict what impact the Gulf oil spill will have on independent oil and gas companies such as our company. For instance, companies such as ours currently pay an $0.08 per barrel tax on all oil produced in the U.S. which is contributed to the Oil Spill Liability Trust Fund. There are pending proposals to raise this tax to $0.18 to $0.25 per barrel. It is also probable that there will be increased enforcement of existing regulations and adoption of new regulations which will also increase our cost of doing business which would reduce our operating profits in future periods.

The effects of future environmental legislation on our business are unknown but could be substantial.

Environmental legislation is evolving in a manner expected to result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs. Changes in, or enforcement of, environmental laws may result in a curtailment of our production activities, or a material increase in the costs of production, development drilling or exploration, any of which could have a material adverse effect on our financial condition and results of operations or prospects. In addition, many countries, as well as several states in the United States have agreed to regulate emissions of “greenhouse gases.” Methane, a primary component of natural gas, and carbon dioxide, a byproduct of burning natural gas, are greenhouse gases. Regulation of greenhouse gases could adversely impact some of our operations and demand for products in the future.

Should we fail to comply with all applicable FERC administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines.

Under the Energy Policy Act of 2005, the Federal Energy Regulatory Commission, or FERC, has authority to impose penalties for violations of the Natural Gas Act, up to $1 million per day for each violation and disgorgement of profits associated with any violation. FERC has recently proposed and adopted regulations that may subject our facilities to reporting and posting requirements. Additional rules and legislation pertaining to these and other matters may be considered or adopted by FERC from time to time. Failure to comply with FERC regulations could subject us to civil penalties.

Proposed federal, state, or local regulation regarding hydraulic fracturing could increase our operating and capital costs.

Several proposals are before the U.S. Congress that, if implemented, would either prohibit or restrict the practice of hydraulic fracturing or subject the process to regulation under the Safe Drinking Water Act. Several states are considering legislation to regulate hydraulic fracturing practices that could impose more stringent permitting, transparency, and well construction requirements on hydraulic fracturing operations or otherwise seek to ban fracturing activities altogether. In addition, some municipalities have significantly limited or prohibited drilling activities and/or hydraulic fracturing, or are considering doing so. We routinely use fracturing techniques in the U.S. to expand the available space for natural gas and oil to migrate toward the wellbore. It is typically done at substantial depths in very tight formations.

Although it is not possible at this time to predict the final outcome of the legislation regarding hydraulic fracturing, any new federal, state, or local restrictions on hydraulic fracturing that may be imposed in areas in which we conduct business could result in increased compliance costs or additional operating restrictions in the U.S.

If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our Common Stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As a public company, we will have significant additional requirements for enhanced financial reporting and internal controls.  We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting.  The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

We cannot assure you that we will not, in the future, identify areas requiring improvement in our internal control over financial reporting.  We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth.  If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our Common Stock.

Risks Related to the Ownership of Our Securities

Outstanding notes and warrants may adversely affect us in the future and cause dilution to existing shareholders.

We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of our present shareholders. We are currently authorized to issue 75,000,000 shares of common stock and 3,000,000 shares of Series A convertible preferred stock with such designations, preferences and rights as determined by our Board of Directors.  As of March 31, 2013, 18,127,912 shares of our Common Stock and 162,000 shares of our Series A convertible preferred stock are outstanding.  However, as of April 29, 2014, the Company has issued or has authorized the issuance of: (i) 19,817,305 shares of common stock, including the Agreement Shares issued to GNE; (ii) 182,000 shares of Series A Preferred Stock (the “Preferred Series A Shares”) that is convertible into 182,000 shares of common stock and warrants to purchase up to 182,000 shares of common stock at an exercise price of $6.50 per share; and (iii) other additional warrants to purchase up to an aggregate of 440,000 shares of our common stock with exercise prices ranging from $1.01 to $7.00 per warrant. Conversion of the preferred stock or exercise of the warrants may cause dilution in the interests of other shareholders as a result of the additional Common Stock that would be issued upon conversion or exercise. In addition, sales of our Common Stock issuable upon exercise of the warrants could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our Common Stock. Further, the terms on which we may obtain additional financing during the period any of the warrants remain outstanding may be adversely affected by the existence of these warrants as well.

Any further issuances that should be authorized and issued by the Company, and the conversion and exercise of any Preferred Stock and Warrants, respectively, will increase the number of shares of common stock outstanding, which will have a dilutive effect on our existing shareholders.

Substantial stock ownership by our affiliates may limit the ability of our non-affiliate shareholders to influence the outcome of director elections and other matters requiring shareholder approval.

As of the date of this Report, and until they submit the required stock power necessary to cancel their shares or otherwise dispose of same, Great Northern Energy Inc.(“GNE”) owns approximately 37.34% of the Company’s currently outstanding common stock and therefore may have a significant influence in the election of our directors and, therefore, our policies and direction. This concentration of voting power could have the effect of delaying or preventing a change in control or discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the market price for their shares of common stock.

The Shares of Preferred Stock are subject to conversion by the Company at any time should the Company’s common stock trade at or over $7.00 for forty-five (45) consecutive trading days, which could limit a holder’s expected return on investment.

There is a lack of liquidity for our common stock.

There is currently only a limited public market for the Company’s Common Stock and there can be no assurance that a more robust trading market will develop further or be maintained in the future.

Our common stock is a “penny stock” and may be difficult to sell.

The SEC has adopted regulations which generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and, therefore, it may be designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.

The market for penny stocks has experienced numerous frauds and abuses which could adversely impact investors in our stock.

Penny stocks are frequent targets of fraud or market manipulation. Patterns of fraud and abuse include:

•

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•

Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•

Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses

Our management is aware of the abuses that have occurred historically in the penny stock market.

Our stock price is volatile, which could adversely affect your investment.

Our stock price, like that of other oil and gas companies, is highly volatile. Our stock price may be affected by such factors as:

•

product development announcements by us or our competitors;

•

regulatory matters;

•

announcements in the software community;

•

intellectual property and legal matters; and

•

broader industry and market trends unrelated to our performance

In addition, if our revenues or operating results in any period fail to meet the investment community’s expectations, there could be an immediate adverse impact on our stock price.

Our publicly filed reports are subject to review by the sec, and any significant changes or amendments required as a result of any such review may result in material liability to us and may have a material adverse impact on the trading price of the company’s common stock.

The reports of publicly traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements, and the SEC is required to undertake a comprehensive review of a company’s reports at least once every three years under the Sarbanes-Oxley Act of 2002. SEC reviews may be initiated at any time. We could be required to modify, amend or reformulate information contained in prior filings as a result of an SEC review. Any modification, amendment or reformulation of information contained in such reports could be significant and result in material liability to us and have a material adverse impact on the trading price of the Company’s common stock.

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2. DESCRIPTION OF PROPERTY.

Corporate Office

On November 15, 2012, we entered into a Premises Use Agreement (the “PUA”) with Prism Corporation (“Prism”) and GNE for our office space, located at 5215 North O’Connor Boulevard, Suite 1820, Irving Texas 75039.  Increases in the rent is contingent upon the useable square footage increase due to a planned build-out, occurring each six months and until the original lease executed between GNE and Prism expires, or by September 30, 2016. However, as of the date of this Report, the Company has not occupied the space and therefore, has not paid any of the rent contemplated.

Oil and Gas Properties

On January 14, 2014, we and BGKP executed the contemplated BGKP PSA pursuant to which we shall purchase certain BGKP Assets for a total consideration of $ 1,005,159 (for more details of the BGKP transaction, please refer to Operations Section of Item 1. Description of Business herein above).

As discussed above, on November 15, 2012, we entered into a Purchase and Sale Agreement with GNE to acquire a substantial working interest in land leases initially in East Texas.

If we are able to close the transaction with GNE, pursuant to the terms of the GNE PSA, we shall acquire working interest in the Jeems, O’Benco, and Stephenson acreage, which are all situated within Harrison County in the historic East Texas Oil Field. If we are able to close the BGKP transaction, we shall acquire 60% working interest and a 48% net revenue interest in the George lease with four wells and a proportionate assignment in 2,950 acres in Bourbon and Allen County, Kansas.  However, as of the date of this Report, we have not closed the transaction with GNE nor with BGKP and therefore have not acquired any leases or property at this time and there can be no assurance that the acquisitions contemplated by these agreements will occur. (See "Item 1. Great Northern Energy” and " Black Gold Kansas Productions, LLC Transaction ")

In light of the above, as of the date of this Report and until we can close the transaction with GNE or BGKP or another similar party, we do not have any proven reserves, have not conducted any drilling and have not been involved with any oil and gas production.  Accordingly, this Report does not include any disclosure otherwise required under Section 1200, Disclosure by Registrants Engaged in Oil and Gas Producing Activities, of Regulation S-K.

ITEM 3.  LEGAL PROCEEDINGS.

On June 7, 2012, several former shareholders (including the Company’s CEO, Dr. Steven Henson, although not in such capacity) of Sun River Energy, Inc. (“Sun River”) filed a derivative action against Sun River and its management in a case now styled Colin Richardson, et al., derivatively on behalf of Sun River Energy, Inc. v. Sun River Energy, Inc. v. Donald R. Schmidt, Jr., et al., Cause No. DC-12-06318, in the District Court of Dallas County, Texas (the “Derivative Suit”).  On January 24, 2013, the Court found the Plaintiffs in the case had shown a probable right to the relief sought at an evidentiary hearing and a likelihood of success on the claims of breach of fiduciary duty, fraudulent transfer and certain defamation claims, and entered a temporary injunction against Sun River and its management (the “Temporary Injunction”).  The terms of the Temporary Injunction prevent Sun River, and all officers, directors, agents, servants, attorneys, employees, and all those in active concert or participation, from any performance, claims of default, payments, transfer or other actions with respect to certain notes and mortgages; any payments on those notes based on alleged past due compensation without Board Approval and without providing notice to the parties; entry into contracts by Donal R. Schmidt, Jr. to lease, purchase, or sell Sun River’s interest in its hard rock minerals, coal, oil, timber, gas and or other minerals in Colfax County, New Mexico, without Board Approval and without providing notice to the parties, and any and all issuances of stock or any other compensation, payments, bonuses, gifts or other transfers  by Sun River to the Defendants without Board Approval and without providing notice to the parties outside of normal payroll payment activity.  On February 7, 2013, Defendants Schmidt et al. filed an Amended Answer, Special Exception, Counterclaim and Original Third Party Petition asserting claims against certain third parties for breach of contract, breach of fiduciary duty, misappropriation of confidential information, and against the Company (as well as others) for conversion, constructive trust and conspiracy and places some of the blame for these alleged actions on Dr. Steven Henson.  On January 27, 2014, upon motion made by the Company and other third party defendants in their joint motions for severance of third party claims relief was granted by the district court of Dallas County, Texas and a new suit, styled Sun River, et al. v. the Company, et al. (including the other initial third party defendants) was created (the “Third Party Suit”); however, as of March 31, 2014, Sun River has yet to pay the requisite filing fees and the case has yet to be assigned a cause number.  As a result of such severance, the Company is no longer a party to the Derivative Suit.  The Derivative Suit case is set for trial on June 9, 2014.  Subject, it is understood to a Motion for Continuance.  There is no current trial set in the Third Party Suit although the parties to the Third Party Suit have circulated an agreed Scheduling Order setting the Third Party Suit for trial in January 2015; no order setting such trial date has been submitted for the Court’s signature as of this date.  In addition, Sun River appealed the decision of temporary injunction in the Derivative Suit and on January 13, 2014, the Appeals Court reversed the temporary injunction in the Derivative Suit on the grounds that the Plaintiffs did not show imminent harm.  Plaintiffs in the Derivative Suit have filed a new request for temporary injunction to the Appeals Court seeking new relief. Dr. Steven Henson believes the claims in the Third Party Suit are completely without merit and the Company will defend their respective positions vigorously.

On January 15, 2013, Gruber Hurst Johansen Hail Shank LLP ("GHJHS") initiated a lawsuit against Steve Henson, M.D., David K. Henson, Colin Richardson, et al, in the 134th District Court of Dallas County, Cause No. DC-13-00553.  GHJHS brought this suit seeking payment for legal representation previously provided to the defendants regarding the Sun River case disclosed above.  This case was later assigned to mediation.

We have recently become aware of a letter dated December 17, 2012 from Dr. Steven Henson to Michael Farmer, who at time was not a director or officer of Rangeford, with regard to our offering of up to $3,000,000 of our preferred stock in connection with our proposed acquisition of certain properties from Great Northern Energy, Inc.  In the letter, Dr. Henson, who at the time was the President and Chairman of the Board of Rangeford, purports to grant a right of rescission to certain investors in the event that we were unable to raise the full amount of funds necessary to acquire the subject properties from Great Northern Energy.  This right of rescission was never approved by our Board of Directors and it is our position that Dr. Henson acted without proper authority in providing the letter to Mr. Farmer, as the representative of certain investors.  At this point no claim has been made by any of the investors, who invested approximately $300,000 in Rangeford and we have no reason to assume that a claim will ultimately be made.

Other than the above mentioned litigation matters, neither we nor any of our direct or indirect subsidiaries is a party to, nor is any of our property the subject of, any legal proceedings. There are no proceedings pending in which any of our officers, directors or 5% shareholders are adverse to us or any of our subsidiaries or in which they are taking a position or have a material interest that is adverse to us or any of our subsidiaries.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable to our operations.

PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Market Price of and Dividends on Common Equity and Related Stockholder Matters

Our common stock currently trades on the OTCQB under the symbol, "RGFR"

The reported high and low last sale prices for the common stock are shown below for the periods indicated; pricing is not available for the time periods prior to September 30, 2012. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low
Fiscal 2012
June 30, 2011	NA	NA
September 30, 2011	NA	NA
December 31, 2011	NA	NA
March 31, 2012	NA	NA

Fiscal 2013
June 30, 2012	NA	NA
September 30, 2012	$ 1.61	$ 1.61
December 31, 2012	$ 7.00	$ 7.00
March 31, 2013	$ 5.28	$ 5.27

Fiscal 2014
June 30, 2013	$ 5.00	$ 4.50
September 30, 2013	$ 3.85	$ 3.80
December 31, 2013	$ 3.75	$ 3.75

The last sale price of our common stock as reported on the OTCQB was $4.20 on April 29, 2014.  As of April 29, 2014, there were approximately 76  record owners of our common stock.

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

Recent Sales of Unregistered Securities

Information regarding any equity securities we have sold over the past two years, as well as from the end of such time period through the date of this Report, that were not registered under the Securities Act of 1933, as amended, and that were not included in a previously filed Quarterly Report on Form 10-Q or in a Current Report on Form 8-K is set forth below.  Each such transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act or Rule 506 of Regulation D promulgated by the SEC. Unless stated otherwise: (i) the securities were offered and sold only to accredited investors; (ii) there was no general solicitation or general advertising related to the offerings; (iii) each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities, and that they were knowledgeable about our operations and financial condition; (iv) no underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions; and, (v) each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

On November 1, 2012, the Company entered into a note agreement with another shareholder, pursuant to which the Company borrowed $100,000 from the shareholder which was payable in 60 days with interest at 6% per annum (the “Hadley Note”). Proceeds from the Hadley Note were paid directly to GNE as a deposit to purchase certain oil and gas assets pertaining to our agreement with GNE. In accordance with the terms of the note, the Company agreed to issue 250,000 shares of unregistered common stock to the shareholder.  On December 14, 2012, we issued a total of 450,000 shares to Gregory Hadley, 250,000 of which were issued pursuant to the terms of the note agreement we entered into with him and 200,000 of which were issued as board fees. At March 31, 2013, the note was past due. On September 25, 2013, the Hadley Note was converted into 20,000 shares of the Company’s Series A Preferred Stock in connection with a Subscription Agreement and request for such conversion from Mr. Hadley.

On December 14, 2012, 23,106 shares were issued to E. Robert Gates pursuant to the terms of a corporate officer consulting engagement agreement for services.

On December 14, 2012, 23,106 shares were issued to John Miller pursuant to the terms of a corporate officer consulting engagement agreement for service.

In December 2012, the Board of Directors authorized the offering for sale and issuance of up to a maximum of 3,000,000 Shares of our Series “A” Convertible Preferred Stock, $0.001 par value per share (the “Preferred Stock”). The Stated Value of the Preferred Stock is $5.00 per Share (the “Stated Value”). Each Share of Preferred Stock bears an eight percent (8%) cumulative dividend (the “Dividend”), due and payable quarterly as of July 31, October 31, January 31 and April 30.  Each Share may be converted by the holder thereof, at any time, into one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and one warrant exercisable at $6.50 per share into one share of the Company’s Common Stock (the “Warrant”).  The Company may force conversion to Common Stock and one Warrant if the Company’s Common Stock trades over $7.00 for forty-five consecutive trading days.  As of March 31, 2013, we issued 162,000 shares of Preferred Stock for net proceeds of $749,700.

On May 5, 2013, the Company issued 5,000 shares of common stock valued at $22,000 to Mr. Kevin Carreno, a former board member, pursuant to the terms of his contract to provide legal services to the Company.

On May 28, 2013, the Company issued 28,356 shares to Fidare Consulting Group related to the exercise of 40,000 warrants.

On June 26, 2013, the Company entered into a new Consulting Agreement with Fidare to provide consulting services relating to corporate governance, accounting procedures and control and strategic planning  In accordance with the terms of the Consulting Agreement, Fidare receives monthly compensation of shares of common stock valued at $20,000 based on the price at the close on the last trading day of each month and 20,000 warrants to purchase common stock, with each warrant having an exercise price equal to the closing sale price of the Common Stock on the date of issue and providing for a cashless or net issue exercise.  As of March 31, 2013, 100,000 shares and 140,000 warrants had been issued to Fidare. As of April 29, 2014, we have issued 320,000 warrants and 144,918 shares of common stock to Fidare, pursuant to the terms of the contract.   The managing member of Fidare is the C.E. McMillan Family Trust.   Harry McMillan is trustee of the C.E. McMillan Family Trust. (See also, Item 13 "Related Party Transactions").

On July 2, 2013, the Company issued 15,584 shares of common stock to Delaney Equity Group as payment of an outstanding invoice owed to them for fees related to the issuance of the Series A Convertible Preferred stock.

On September 23, 2013 the Company issued 20,000 shares of its Series A convertible preferred stock to settle the past due outstanding promissory note payable to Gregory W. Hadley, dated November 1, 2012, in the amount of $100,000.

On September 24, 2013, the Company issued 1,500,000 shares to Cicerone Corporate Development, LLC related to providing at $750,000 line of credit.

As of September 30, 2013, we issued Mr. Kevin Carreno, a former Board Member, 21,364 shares of our common stock as payment of outstanding invoices owed to him for his legal services, which is valued at $79,173.

As of March 31, 2014, we have issued Mr. Richardson 26,313 shares of common stock and 120,000 warrants, valued at $120,000, pursuant to his Officer Agreement.

On January 27, 2014, the Company issued 33,140 shares valued at $16,570 in partial payment of the company’s cumulative Series A Convertible Preferred stock dividend.

On February 25, 2014, the Company issued 30,800 shares to Fidare Consulting Group related to the exercise of 120,000 warrants.

ITEM 6.

SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operation for 2013 and 2012 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

Rangeford Resources, Inc. (the “Company”) is a development stage company that was incorporated on December 4, 2007, in the state of Nevada. The Company has never declared bankruptcy and it has never been in receivership. Since becoming incorporated, Rangeford Resources has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations and the Company owns no subsidiaries. The fiscal year end is March 31st. The Company has not had revenues from operations since its inception and/or any interim period in the current fiscal year.

Going Concern

We have incurred net losses of approximately $2,481,255 since inception through March 31, 2013.  The report of our independent registered public accounting firm on our financial statements for the year ended March 31, 2013 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Change of Control

On July 5, 2012, we, Orphan Holdings of Texas, Inc. (“Orphan Holdings”), its majority shareholder, and RF Colorado Ventures, LLC (“RF Colorado”) executed a Share Purchase Agreement (the " RF Agreement") pursuant to which RF Colorado became our majority and controlling shareholder ("Change in Control Transaction").  Our former CEO, Dr. Steven R. Henson is the managing member of RF Colorado.  The Change in Control Transaction closed on August 6, 2012 and RF Colorado acquired 9.9 million shares of the Company’s Common Stock representing approximately 98% of the total issued and outstanding shares.  The Company entered into various consulting agreements to manage the affairs of the company, including corporate governance, accounting procedures and controls and strategic planning.  Many of the agreements were with entities related to the principle owners of RF Colorado Ventures, LLC. RF Colorado has since distributed its shares to its members and is no longer our majority shareholder. Management completed an evaluation and determined that push-down accounting was not appropriate given our minimal assets and liabilities.

Purchase and Sale Agreements

Great Northern Energy, Inc.

On November 15, 2012, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with Great Northern Energy, Inc. (“GNE”) to acquire a substantial non-operating working interest in oil assets in East Texas in consideration for a purchase price that includes (a) a cash payment of $3,900,000 in the form of (i) a deposit of $100,000; (ii) a promissory note in the amount of $1,100,000; and (iii) a promissory note in the amount of $2,700,000 and (b) 7,400,000 shares of its restricted common stock.

As of March 31, 2013, the Company had transferred a total of $700,000 and issued 7,400,000 shares of common stock to GNE towards the purchase of the oil and gas properties, but the agreement has not been consummated. The $700,000 payment was initially recorded as a long-term deposit on the balance sheet and, subsequently, has been charged to impairment of deposit on the income statement for the year ended March 31, 2013.

GNE has returned the stock certificate for 7,400,000 shares, however, GNE did not submit an executed stock power which is required to cancel the GNE shares.  The 7,400,000 shares are considered issued and outstanding at March 31, 2013.  The deposit of $36,557 recorded on the balance sheet as of March 31, 2013, which is related to the issuance of the 7,400,000 shares of common stock, will be reversed in the period the shares are properly cancelled.

Black Gold Kansas Productions, LLC Transaction

On October 2, 2013, the Company executed a Letter of Intent (“LOI”) with Black Gold Kansas Productions, LLC, a Texas limited liability company (“BGKP”).  The LOI sets forth the parties intention to enter into and negotiate a Purchase and Sale Agreement (“PSA”), the basic terms of which are set forth in the LOI.  On January 14, 2014, the Parties executed the contemplated PSA.  Pursuant to the PSA, the Company shall receive an undivided sixty percent working interest delivering a forty-eight percent in and to the George Lease: a 190 acre property in Bourbon County, Kansas, with four wells connected to tank batteries of 990 barrels of storage capacity, gravel roads, electric meters, electric line and power poles, flow lines and pumping units, rods and down hole pumps on location with electric lines trenched for the George #5 and #6 to be drilled (the “George Lease”); an undivided seventy-five percent working interest, delivering a sixty percent net revenue interest in and to 2,950+ acres in Bourbon and Allen Counties, Kansas, with additional leasing in progress and existing leases having primary terms ranging from 2 to 5 years with all but one having 2 to 5 year extension options (“2,950 Acres”); a like undivided interest in and to all wells, whether producing, shut in or abandoned, and whether for production, injection or disposal or otherwise associated with the Subject Interests, including those described in the exhibits and schedules attached to the PSA (collectively, the “Wells” and each a “Well”), (collectively, the “Leases” and each a “Lease”) and any overriding royalty interests, royalty interests, non-working or carried interests, operating rights, miner rights and other rights and interest described on the schedules and exhibits attached to the PSA, together with the lands covered thereby or pooled or utilized therewith (the “Lands”), together with (i) all rights with respect to any pooled, communitized or unitized interest by virtue of any Leases and Lands and (ii) all production of oil, gas, associated liquids and other hydrocarbons (collectively, “Hydrocarbons”) after the Effective Time from the Leases and the Lands, and from any such pool or unit and allocated to any such Leases and Lands (the Leases, the Lands, and the rights described in clause (i) above, and the Hydrocarbons described in clause (ii) above, being collectively referred to as the “Subject Interests” or singularly as a “Subject Interest”; a like undivided interest in and to all equipment, machinery, fixtures, spare parts, inventory, communications equipment, telemetry and production measurement equipment, and other personal property (including Seller’s leasehold interests therein subject to any necessary consents to assignment) used in connection with the operation of the Subject Interests or the Wells or in connection with the production, storage, treatment, compression, gathering, transportation, sale, or disposal of Hydrocarbons produced from or attributable to the Subject Interests or the Wells, and any water, byproducts or waste produced therefrom or therewith or otherwise attributable thereto, and all wellhead equipment, pumps, pumping units, flowlines, gathering systems, pipe, tanks, treatment facilities, injection facilities, disposal facilities, compression facilities and other materials, supplies, buildings, trailers and offices used in connection with the Subject Interests, the Wells and the other matters described in this definition (collectively, “Assets”); to the extent assignable or transferable, a like undivided interest in and to all (i) all easements, rights-of-way, servitudes, licenses, permits, surface leases, surface use agreements and other rights or agreements related to the use of the surface and subsurface, in each case to the extent used in connection with the operation of the Subject Interests or the Wells; (ii) all contracts, agreements, drilling contracts, equipment leases, production sales and marketing contracts, farmout and farming agreements, operating agreements, service agreements, unit agreements, gas gathering and transportation agreements and other contracts, agreements and arrangements, relating to the Subject Interests, the Wells and the other matters described in this definition of Assets, (iii) equipment leases and rental contracts, service agreements, supply agreements and other contracts, agreements and arrangements relating to the Subject Interests, the Wells and the other matters described in this definition of Assets, (the agreements identified in clauses (i), (ii) and (iii) above being, collectively described in Exhibit A, Schedule 2 to the PSA, the “Contracts”); to the extent assignable or transferable, all permits, licenses, franchises, consents, approvals and other similar rights and privileges, in each case to the extent used in connection with the operation of the Subject Interests or the Wells (the “Permits”); all Production Imbalances; and a like undivided interest in and to all books, records, files and databases, (ii) to the extent assignable or transferable, copies of all maps and well logs and data, and (iii) muniments of title, reports and similar documents and materials, in each case to the extent directly relating to the foregoing interests and in the possession or control of Seller (the “Records”).

The total consideration for the purchase, sale and conveyance of the Assets to the Company and the Company’s assumption of the undivided share of liabilities provided for in the PSA, is the Company’s payment to BGKP of the sum of $1,005,159 (the “Purchase Price”), as adjusted in accordance with the provisions of the PSA.

Plan of Operation

We have $428,987 in current liabilities as of March 31, 2013.  From the date of inception (December 4, 2007) to March 31, 2013, the Company has recorded a net loss of $2,481,255 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC.  In order to survive as a going concern over the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

Since August 15, 2008, the Company has sold 181,700 shares of common stock to the public with total proceeds raised of $22,713.  These proceeds have been utilized by the Company to fund its initial development including administrative costs associated with maintaining its status as a Reporting Company as defined by the Securities and Exchange Commission (“SEC”) under the Exchange Act of 1934 as amended. The Company plans to continue to focus efforts on selling their common shares in order to continue to fund its initial development and fund the expenses associated with maintaining a reporting company status.

Results of Operations

For the Year Ended March 31, 2013 Compared to the Year Ended March 31, 2012

During the years ended March 31, 2013 and 2012, the Company did not recognize any revenues from its operating activities.  In part, because such activities were focused on identifying opportunities and the listing of the Company’s common stock on the over the counter market for trading.

During the year ended March 31, 2013, the Company recognized a net loss of $2,416,677 compared to $11,250 for the year ended March 31, 2012. The increase of $2,405,427 was a result of the Company’s increase in expenses for legal, accounting, and professional consulting services for corporate strategies and an impairment charge of $700,000 related to a deposit for a purchase and sale agreement with Great Northern Energy, Inc. that has not been completed.

For the year ended March 31, 2013, net loss attributable to common shareholders of $3,112,446 included a deemed preferred stock dividend of $695,769 which was recognized in accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”) in connection with the issuance of the Company’s Series A Convertible Preferred Stock. The Company recognized an embedded beneficial conversion feature present in the Preferred Stock. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $695,769 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the Preferred Stock. The preferred stock discount of $695,769, attributed to the beneficial conversion feature, is recognized as a deemed preferred stock dividend.

Liquidity and Capital Resources

At March 31, 2013, the Company had total current assets of $24,375, consisting solely of prepaid expenses to a related party.  At March 31, 2013, the Company had total current liabilities of $428,987 which includes $288,468 in accounts payable, $3,504 in accrued interest, which principally includes accrued interest on our various debt obligations and, $137,015 in notes payable which were past due at March 31, 2013.  At March 31, 2013, the Company had a working capital deficit of $404,612.

During the year ended March 31, 2013, the Company used cash of $247,215 in our operations compared to $8,440 during the year ended March 31, 2012.  The Company used $600,000 in investing activities during the year ended March 31, 2013 and no cash was provided or used by investing activities during the year ended March 31, 2012.  During the year ended March 31, 2013, the Company received funds of $847,015 from our financing activities compared to $6,760 during the year ended March 31, 2012.

On November 1, 2012, the Company entered into a note agreement with a shareholder whereby the Company borrowed $10,000 from the shareholder (the “Albury Note”).  The Albury Note was payable in 60 days with interest at 6% per annum.  In accordance with the terms of the note agreement, the Company agreed to issue 25,000 shares of unregistered common stock to the shareholder.  The note was paid in full in December 2012.  The shares of unregistered common stock had a relative fair value of approximately $7,163 as of November 1, 2012, which was recorded as additional interest expense over the 60 day term of the note.  As of March 31, 2012, all of the 25,000 shares were issued to Albury.

On November 1, 2012, the Company entered into a note agreement with a shareholder/director of the Company, pursuant to which the Company borrowed $100,000 from the shareholder which was payable in 60 days with interest at 6% per annum (the “Hadley Note”).  Proceeds from the Hadley Note were paid directly to GNE as a deposit to purchase certain oil and gas assets (see Note 3).  The Hadley Note was payable in 60 days with interest at 6% per annum.  In accordance with the terms of the note, the Company agreed to issue 250,000 shares of unregistered common stock to the shareholder.  The shares of unregistered common stock had a relative fair value of approximately $71,631 as of November 1, 2012, which was recorded as additional interest expense over the 60 day term of the note.  As of March 31, 2013, all 250,000 shares were issued to Hadley. The note has not been repaid as of March 31, 2013.

On November 28, 2012, the CE McMillan Family Trust (a related party) advanced the Company $100 to facilitate the opening of a new bank account in Irving, Texas.  The advance had not been repaid as of March 31, 2013.

At various times during the year ended March 31, 2013, Cicerone Corporate Development, LLC (a related party) advanced funds to the Company for operating expenses.  Cicerone advanced a total of $60,995 to the Company and was repaid $24,080 with a balance due of $36,915 as of March 31, 2013.

We received loans from two of our shareholders totaling $21,055 from inception to March 31, 2012 for the purposes of funding startup operations.  These loans were non-interest bearing and due on demand.  On June 30, 2012 these loans totaling $21,055 were forgiven by the shareholders and credited to our additional paid in capital account.

Private offering of Preferred Shares

In December 2012, the Board of Directors authorized the private offering for sale and issuance of up to a maximum of 3,000,000 Shares of our Series A Convertible Preferred Stock, $0.001 par value per share (the “Preferred Stock”).1 The Stated Value of the Preferred Stock is $5.00 per Share (the “Stated Value”). Each Share of Preferred Stock bears an eight percent (8%) cumulative dividend (the “Dividend”), due and payable quarterly as of July 31, October 31, January 31 and April 30. Each Share may be converted by the holder thereof, at any time, into one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and one warrant exercisable at $6.50 per share into one share of the Company’s Common Stock (the “Warrant”). The Company may force conversion to Common Stock and one Warrant if the Company’s Common Stock trades over $7.00 for forty-five consecutive trading days. As of March 31, 2013, the Company had received proceeds of $810,000 for subscriptions to 162,000 shares of Preferred Stock.

Short Term

On a short-term basis, the Company has not generated any revenue or revenues sufficient to cover operations.  Based on prior history, the Company will continue to have insufficient revenue to satisfy current and recurring liabilities as the Company continues exploration activities.

Capital Resources

The Company will need to raise an additional $3,213,260 in funding to fully comply with the terms of the revised GNE agreement of which is due and payable immediately.

The Company is making every effort to sell at least a sufficient amount of Preferred Stock to meet the capital requirements of the GNE agreement and for general corporate purposes. There can be no assurances that the Company will be successful in its attempt to sell the preferred shares.

The Company will need to raise an additional $1,005,159 in funding to complete Phase I of the agreement with BGKP.  Phase II of the agreement with BGKP will require the Company to fund $2,500,000 for the drilling, testing, and completion of 20 wells in Bourbon, or Allen County, Kansas.

The Company has no material commitments for capital expenditures within the next year, however if operations are commenced, substantial capital will be needed to pay for participation, investigation, exploration, acquisition and working capital.

1.)  This Report does not constitute an offer to sell or a solicitation of offers to buy any securities of the Company

Need for Additional Financing

The Company does not have capital sufficient to meet its cash needs.  The Company will have to seek loans or equity placements to cover such cash needs.  Once exploration commences, its needs for additional financing is likely to increase substantially.

No commitments to provide additional funds have been made by the Company’s management or other stockholders.  Accordingly, there can be no assurance that any additional funds will be available to us to allow us to cover the Company’s expenses as they may be incurred.

The Company will need substantial additional capital to support its proposed future petroleum exploration operations.  The Company has no revenues.  The Company has no committed source for any funds as of the date hereof.  No representation is made that any funds will be available when needed.  In the event funds cannot be raised when needed, the Company may not be able to carry out its business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties.

Decisions regarding future participation in exploration wells or geophysical studies or other activities will be made on a case-by-case basis.  The Company may, in any particular case, decide to participate or decline participation.  If participating, the Company may pay its proportionate share of costs to maintain the Company’s proportionate interest through cash flow or debt or equity financing.  If participation is declined, the Company may elect to farm-out, non-consent, sell or otherwise negotiate a method of cost sharing in order to maintain some continuing interest in the prospect.

Off Balance Sheet Arrangements

None

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash

Cash and cash equivalents include short-term, highly liquid investments with maturities of less than three months when acquired.

Income taxes

The Company accounts for income taxes under ASC 740 "Income Taxes" which codified SFAS 109, "Accounting for Income Taxes" and FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No.109.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2013 and 2012.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2013 and 2012. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the years ended March 31, 2013 and 2012.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets and certain identifiable intangibles for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amounts of the assets to future net cash flows expected to be generated by the assets.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets based on estimated future cash flows The Company recorded an impairment charge of $700,000 for a deposit in the year ended March 31, 2013.  No impairment charges were recorded for the year ended March 31, 2012

Share Based Expenses

ASC 718 "Compensation - Stock Compensation" codified SFAS No.  123 prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights , may be classified as either equity or liabilities.  The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists.  A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies.  If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

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

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for a smaller reporting company.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

RANGEFORD RESOURCES, INC.

(A Development Stage Company)

Financial Statements

March 31, 2013 and 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Rangeford Resources, Inc.

Southlake, Texas

We have audited the accompanying balance sheets of Rangeford Resources, Inc. ( a development stage company) (the “Company”) as of March 31, 2013 and 2012 and the related statements of operations, shareholders’ deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements for the period from December 4, 2007 (inception) through March 31, 2011 were audited by other auditors whose reports have been furnished to us.  Our opinion, insofar as it relates to amounts for the period from December 4, 2007 (inception) through March 31, 2011 is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2013 and 2012 and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

May 5, 2014

F-1

RANGEFORD RESOURCES, INC.
(A Development Stage Company)
Balance Sheets

	March 31,
	2013	2012
ASSETS
Current assets
Cash	$ -	$ 200
Prepaid expenses-related party	24,375	-
Total current assets	24,375	200
Deposit (Note 3)	36,557	-
Total assets	$ 60,932	$ 200

LIABILITIESS AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	288,468	3,350
Accrued interest payable	3,504	160
Related party advances and notes payable	137,015	21,055
Total current liabilities	428,987	24,565
Stockholders' deficit
Series A convertible preferred stock, $.001 par value, state value $5.00 per share, 3,000,000 shares authorized; 162,000 and -0- shares issued and outstanding at March 31, 2013 and 2012, respectively.	162	-
Common stock, $.001 par value; 75,000,000 shares authorized;
18,127,912 and 10,081,700 shares issued and outstanding at March 31, 2013 and 2012, respectively.	18,128	10,082
Additional paid in capital	2,094,910	30,131
Deficit accumulated during the development stage	(2,481,255)	(64,578)
Total stockholders' deficit	(368,055)	(24,365)
Total liabilities and stockholders' deficit	$ 60,932	$ 200

See accompanying notes to financial statements.

RANGEFORD RESOURCES, INC.
(A Development Stage Company)
Statement of Operations

	Year ended March 31,		For the period from December 4, 2007 (inception) to March 31,
	2013	2012	2013
Revenue	$ -	$ -	$ -

Operating expenses
Investor relations	30,494	-	30,494
Professional fees	97,390	-	97,390
Professional fees-related party	1,475,921	-	1,475,921
General and administrative	30,274	11,090	94,692
Impairment of deposit	700,000	-	700,000
Total operating expenses	2,334,079	11,090	2,398,497
Loss from operations	(2,334,079)	(11,090)	(2,398,497)
Other expense
Interest expense	82,598	160	82,758
Total other expense	82,598	160	82,758
Loss before income taxes	(2,416,677)	(11,250)	(2,481,255)
Provision for income tax	-	-	-
Net loss	$ (2,416,677)	$ (11,250)	$ (2,481,255)
Preferred stock dividends	(695,769)	-	(695,769)
Net loss attributable to common shareholders	$ (3,112,446)	$ (11,250)	$ (3,177,024)
Basic and Diluted loss per common share	$ (0.27)	$ (0.00)
Weighted average shares outstanding	11,480,247	10,176,782

See accompanying notes to financial statements.

RANGEFORD RESOURCES, INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
	Series A Convertible Preferred Stock		Common Stock		Additional	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Total
Balance, December 4, 2007 (Inception)	-	$ -	-	$ -	$ -	$ -	$ -	$ -
Common stock issued for cash	-	-	57,803	58	42	-	-	100
Common stock issued for services	-	-	7,630,058	7,630	5,570	-	-	13,200
Common stock issued for subscription receivable	-	-	2,312,139	2,312	1,688	(4,000)	-	-
Net loss for the period of December 4, 2007 (inception) to March 31, 2008	-	-	-	-	-	-	-	-
Balance, March 31, 2008	-	-	10,000,000	10,000	7,300	(4,000)	-	13,300
Collection of subscription receivable, April 30, 2008	-	-	-	-	-	4,000	-	4,000
Common stock issued for cash	-	-	14,000	14	736	-	-	750
Net loss, year ended March 31, 2009	-	-	-	-	-	-	(31,020)	(31,020)
Balance, March 31, 2009	-	-	10,014,000	10,014	8,036	-	(31,020)	(12,970)
Common stock issued for cash	-	-	85,200	85	10,565	-	-	10,650
Net loss, year ended March 31, 2010	-	-	-	-	-	-	(7,172)	(7,172)
Balance, March 31, 2010	-	-	10,099,200	10,099	18,601	-	(38,192)	(9,492)
Common stock issued for cash	-	-	82,500	83	10,230	-	-	10,313
Net loss, year ended March 31, 2011	-	-	-	-	-	-	(15,136)	(15,136)
Balance, March 31, 2011	-	-	10,181,700	10,182	28,831	-	(53,328)	(14,315)
Rescinded common stock			(100,000)	(100)	100	-	-	-
Contributed capital	-	-	-	-	1,200	-	-	1,200
Net loss, year ended March 31, 2012	-	-	-	-	-	-	(11,250)	(11,250)
Balance, March 31, 2012	-	-	10,081,700	10,082	30,131	-	(64,578)	(24,365)
Series A Convertible Preferred Stock	162,000	162	-	-	749,538	-	-	749,700
Common stock issued for acquisition (Note 3)	-	-	7,400,000	7,400	29,157	-	-	36,557
Common stock issued for services	-	-	371,212	371	687,855	-	-	688,226

Common stock issued with debt	-	-	275,000	275	78,519	-	-	78,794
Warrant expense	-	-	-	-	495,695	-	-	495,695
Contributed capital from debt forgiveness	-	-	-	-	21,055	-	-	21,055
Beneficial Conversion feature on Preferred Stock					695,769			695,769
Deemed dividend due to amortization of Beneficial Conversion Feature on Preferred Stock					(695,769)			(695,769)
Contributed capital					2,960			2,960
Net loss, year ended March 31, 2013	-	-	-	-	-	-	(2,416,677)	(2,416,677)
Balance, March 31, 2013	162,000	162	18,127,912	18,128	2,094,910	-	(2,481,255)	(368,055)

RANGEFORD RESOURCES, INC.
(A Development Stage Enterprise)
Statements of Cash Flows

	Year ended March 31,		For the period from December 4, 2007 (inception) to March 31,
	2013	2012	2013
Cash flows from operating activities
Net loss	$ (2,416,677)	$ (11,250)	$ (2,481,255)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	688,226	-	701,426
Amortization of debt discount	78,794	-	78,794
Warrant expense	495,695		495,695
Impairment of deposit	700,000	-	700,000
Changes in operating assets:
Prepaid expenses	(24,375)	-	(24,375)
Changes in operating liabilities:
Accounts payable	224,818	2,650	228,168
Accrued interest payable	3,344	160	3,504
Net cash used in operating activities	$ (250,175)	$ (8,440)	$ (298,043)

Cash flows from investing activities
Deposit	(600,000)	-	(600,000)
Net cash used in investing activities	$ (600,000)	$ -	$ (600,000)

Cash flows from financing activities
Proceeds from related party payable	71,095	7,060	93,650
Repayments of related party payable	(34,080)	(1,500)	(35,580)
Issuance of Series A preferred stock	810,000	-	810,000
Contributed capital	2,960	1,200	4,160
Proceeds from issuance of stock	-	-	25,813
Net cash provided by financing activities	$ 849,975	$ 6,760	$ 898,043

Net (decrease) increase in cash	(200)	(1,680)	-
Cash at beginning of period	200	1,880	-
Cash at end of period	$ -	$ 200	$ -

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 7,630,058 shares of common stock for professional and consulting services	$ -	$ -	$ 13,200
Issuance of 275,000 shares of common stock with debt	$ 78,794	$ -	$ 78,794
Issuance of 7,400,000 shares of common stock for deposit	$ 36,557	$ -	$ 36,557
Cash paid directly to third party for deposit	$ 100,000	$ -	$ 100,000
Forgiveness of related party loans	$ 21,055	$ -	$ 21,055
Unpaid issuance costs	$ 60,300	$ -	$ 60,300

Supplemental Cash Flow Information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

RANGEFORD RESOURCES, INC.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2013 and 2012

Note 1 -Nature of Business

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

Income taxes

The Company accounts for income taxes under ASC 740 "Income Taxes" which codified SFAS 109, "Accounting for Income Taxes" and FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No.109.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2013 and 2012.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or nonrecurring basis at March 31, 2013 and 2012.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets and certain identifiable intangibles for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amounts of the assets to future net cash flows expected to be generated by the assets.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets based on estimated future cash flows The Company recorded an impairment charge of $700,000 for a deposit in the year ended March 31, 2013.  No impairment charges were recorded for the year ended March 31, 2012

Earnings Per Share Information

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

Share Based Expenses

ASC 718 "Compensation - Stock Compensation" codified SFAS No.  123 prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights , may be classified as either equity or liabilities.  The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists.  A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies.  If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

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

Recent Accounting Pronouncements

There were accounting standards and interpretations issued during the year ended March 31, 2013, none of which are expected to have a material impact on the Company’s financial position, operations, or cash flows.

Note 3 – Agreement to Purchase Oil and Gas Properties

On November 15, 2012, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with Great Northern Energy, Inc. (“GNE”) to acquire a substantial non-operating working interest in oil assets in East Texas in consideration for a purchase price that includes (a) a cash payment of $3,900,000 in the form of (i) a deposit of $100,000; (ii) a promissory note in the amount of $1,100,000; and (iii) a promissory note in the amount of $2,700,000 and (b) 7,400,000 shares of its restricted common stock.

As of March 31, 2013, the Company had transferred a total of $700,000 and issued 7,400,000 shares of common stock to GNE towards the purchase of the oil and gas properties, but the agreement has not been consummated. The $700,000 payment was initially recorded as a long-term deposit on the balance sheet and, subsequently, has been charged to impairment of deposit.

GNE has returned the stock certificate for 7,400,000 shares, however, GNE did not submit an executed stock power which is required to cancel the GNE shares.  The 7,400,000 shares are considered issued and outstanding at March 31, 2013. The deposit of $36,557,which is related to the issuance of the 7,400,000 shares of common stock, recorded on the balance sheet as of March 31, 2013, will be reversed in the period the shares are properly cancelled.

Note 4 - Stockholders’ Equity

Series A Convertible Preferred Stock

In December 2012, the Board of directors authorized the offering for sale and issuance of up to a maximum of 3,000,000 Shares of our Series “A” Convertible Preferred Stock, $0.001 par value per share (the “Preferred Stock”). The Stated Value of the Preferred Stock is $5.00 per Share (the “Stated Value”). Each Share of Preferred Stock bears an eight percent (8%) cumulative dividend (the “Dividend”), due and payable quarterly as of July 31, October 31, January 31 and April 30.  Each Share may be converted by the holder thereof, at any time, into one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and one warrant exercisable at $6.50 per share into one share of the Company’s Common Stock (the “Warrant”).  The Company may force conversion to Common Stock and one Warrant if the Company’s Common Stock trades over $7.00 for forty-five consecutive trading days.  The Preferred Stock is currently being offered to certain high net worth individuals and accredited investors in a private offering.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in the Preferred Stock. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $695,769 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the Preferred Stock. The preferred stock discount of $695,769, attributed to the beneficial conversion feature, is recognized as a deemed preferred stock dividend.

In connection with the issuance of the preferred stock, the Company issued warrants granting the holder the right to acquire 162,000 shares of the Company’s common stock at $6.50 per share.  The warrants expire three years from the date of issuance.  In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF – 0027”), the Company will recognize the value attributable to the warrants in the amount of $378,269 to additional paid in capital and a discount against the preferred stock upon the conversion of the preferred stock into warrants.  The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3 years, an average risk free interest rate of 0.38%, a dividend yield of 0%, and volatility of 175.00%.

As of March 31, 2013, the company had received proceeds of $810,000 for 162,000 shares of Preferred Stock.

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

During the year ended March 31, 2012, the Company rescinded 100,000 common shares previously issued for services.

During the year ended March 31, 2013, the following amounts of our common shares were issued:

On December 14, 2012, 23,106 shares valued at $57,765 were issued to E. Robert Gates pursuant to the terms of a corporate officer consulting engagement agreement for services.

On December 14, 2012, 23,106 shares valued at $57,765 were issued to John Miller pursuant to the terms of a corporate officer consulting engagement agreement for services.

On December 14, 2012, 25,000 shares with a relative fair value of $7,163 were issued to John Albury, pursuant to the terms of a note agreement.

On December 14, 2012, a total of 100,000 shares valued at $216,800 were issued to Fidare Consulting Group, LLC, pursuant to the terms of a professional services contract.  (See Note 7)

On December 14, 2012, a total of 450,000 shares were issued to Gregory Hadley, 250,000 with a relative fair value of $71,631 were issued pursuant to the terms of a note agreement and 200,000 valued at $202,000 were issued as compensation for board fees.

On January 30, 2013, we issued 7,400,000 shares of common stock to GNE towards the purchase of certain oil and gas properties, but the agreement had not been consummated.  As of the date of this report, the future status of these shares remains uncertain as GNE returned the stock certificate representing such shares but, has yet to submit the necessary stock power to cancel the shares and transfer the shares back to us.  The 7,400,000 shares are considered issued and outstanding at March 31, 2013.  The deposit of $36,557, recorded on the balance sheet as of March 31, 2013, will be reversed in the period the shares are properly cancelled.

At March 31, 2013, the Company had authorized the issuance of 25,000 shares of common stock valued at $153,850 to Mr. Kevin Carreno, a former board member, pursuant to the terms of his contract to provide legal services to the company.

Net loss per common share

Net loss per share is computed using the basic and diluted weighted average number of common shares outstanding during the period.  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding unless common stock equivalent shares are anti-dilutive.  Dilutive potential common shares are additional common shares assumed to be exercised.  Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the years ended March 31, 2013 and 2012.

Note 5 - Income Taxes

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended March 31, 2013 and 2012, applicable under ACS 740.As a result of the adoption of ACS 740, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

Changes in the net deferred tax assets consist of the following:

	March 31, 2013	March 31, 2012
Net operating loss carryforward	$ (1,232,756)	$ (11,250)
Valuation allowance	1,232,756	11,250
Net deferred tax asset	$ -	$ -

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

	March 31, 2013	March 31, 2012
Net operating loss carryforward	$ (435,402)	$ 3,938
Valuation allowance	435,402	(3,938)
Net deferred tax asset	$ -	$ -

The Company did not pay any income taxes during the years ended March 31, 2013 or 2012.

The net federal operating loss carry forward will expire in 2032.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 6 – Related Party Notes Payable and Advances

On November 1, 2012, the Company entered into a note agreement with a shareholder whereby the Company borrowed $10,000 from the shareholder (the “Albury Note”).  The Albury Note was payable in 60 days with interest at 6% per annum.  In accordance with the terms of the note agreement, the Company agreed to issue 25,000 shares of unregistered common stock to the shareholder.  The note was paid in full in December 2012.  The shares of unregistered common stock had a relative fair value of approximately $7,163 as of November 1, 2012, which was recorded as additional interest expense over the 60 day term of the note.  As of March 31, 2013, all of the 25,000 shares were issued to Albury.

On November 1, 2012, the Company entered into a note agreement with a shareholder/director of the Company, pursuant to which the Company borrowed $100,000 from the shareholder which was payable in 60 days with interest at 6% per annum (the “Hadley Note”).  Proceeds from the Hadley Note were paid directly to GNE as a deposit to purchase certain oil and gas assets (see Note 3).  The Hadley Note was payable in 60 days with interest at 6% per annum.  In accordance with the terms of the note, the Company agreed to issue 250,000 shares of unregistered common stock to the shareholder.  The shares of unregistered common stock had a relative fair value of approximately $71,631 as of November 1, 2012, which was recorded as additional interest expense over the 60 day term of the note.  As of March 31, 2013, all 250,000 shares were issued to Hadley. The note has not been repaid as of March 31, 2013.

On November 28, 2012, the CE McMillan Family Trust (the "CE Trust") advanced the Company $100 to facilitate the opening of a new bank account in Irving, Texas. The trustee of the C.E. McMillan Family Trust is also the managing member of Fidare Consulting Group, LLC ("Fidare") and Cicerone Corporate Development, LLC ("Cicerone").  The advance had not been repaid as of March 31, 2013.  (See Note 7)

At various times during the year ended March 31, 2013, Cicerone advanced funds to the Company for operating expenses.  Cicerone advanced a total of $60,995 to the Company and was repaid $24,080 with a balance due of $36,915 as of March 31, 2013.  Cicerone is a stockholder of the Company.  (See Note 7)

We received loans from two of our shareholders totaling $21,055 from inception to March 31, 2012 for the purposes of funding startup operations.  These loans were non-interest bearing and due on demand.  On June 30, 2012 these loans totaling $21,055 were forgiven by the shareholders and credited to our additional paid in capital account.

Note 7 -Related Party Transactions

Professional Services

The company recorded professional fees to related parties of $1,475,921 which are as follows:

Fidare Consulting Group, LLC	Strategic planning	$ 792,495
Directors Fees		263,000
Kevin A. Carreno	Legal	184,850
E. Robert Gates	Former Vice-President	67,788
John Miller	Former CFO	67,788
Colin Richardson	President	50,000
Steven R. Henson	Former President	40,000
Fred Ziegler	Former President	10,000
		$ 1,475,921

In December 2012, the Company entered into a Master Services Agreement with IntreOrg Systems, Inc. (“IntreOrg”) to provide third party data aggregation and surveillance of share ownership, purchases, sales and custody by individuals, institutions, broker-dealers, clearing agents, and custodians for a period of one year commencing on December 31, 2012.  The annual subscription service is $30,000 plus a one-time set-up fee of $2,500.  The agreement renews automatically and remains “evergreen” for succeeding one year terms, unless terminated according to the termination provisions contained in the agreement.  The principle owner and CEO/President/Director of IntreOrg was the President and a major stockholder of the Company as of March 31, 2013.

In September 2012, the Company entered into a professional services contract with Fidare Consulting Group, LLC (Fidare) to provide consulting services relating to corporate governance, accounting procedures and controls and strategic planning.  In accordance with the terms of the original contract, Fidare receives monthly compensation of 20,000 common shares per month and warrants to purchase 20,000 common shares with an exercise price equal to the closing sale price of the Company’s common stock on the date of issuance, plus reasonable and necessary expenses.  The warrants are exercisable at any time for two years from the date of issuance and may be settled on a net basis.  In December 2012, the contract was amended to provide for monthly compensation of $20,000 per month plus warrants to purchase 20,000 common shares on the same terms described above. As of March 31, 2013, 100,000 shares had been issued to Fidare.

Harry McMillan is trustee of the C.E. McMillan Family Trust, which Trust serves as the managing member of Fidare and Cicerone.  Mr. McMillan is the Trustee for the benefit of his wife, Christy McMillan and their children, and is also a member of each of Fidare and Cicerone.   Each of these entities, as well as certain beneficiaries of the Trust, own shares of our common stock and therefore, Mr. McMillan and the Trust may be deemed to beneficially own such shares.  Each disclaims beneficial ownership of such shares.  Cicerone was also a member of RF Colorado, who prior to the RF Distribution, was one of our major stockholders.  The Company believes, although the shareholdings received pursuant to these agreements may not exceed the required thresholds, Mr. McMillan is a related party.

The fair value of each warrant granted was estimated on the date of grant using the Black-Scholes option valuation.  Expected volatilities are based on volatilities from the historical trading ranges of the Company’s stock.  The expected term of options granted is estimated at the contractual term as noted in the individual option agreements and represents the period of time that options granted are expected to be outstanding. The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury bill rate in effect at the time of grant for bonds with maturity dates at the estimated term of the options.  The key assumptions used in evaluating the warrants and the estimated fair value are as follows:

Grant Date	Warrants Issued	Fair Value	Expected Volatility	Expected Dividends	Expected term (in years)	Risk-free rate	Estimated Fair Value Using Black-Scholes Model
September 30, 2012	20,000	$ 27,945	212.8%	-	2	0.23%	$ 1.49
October 31, 2012	20,000	$ 17,373	208.5%	-	2	0.30%	$ 0.93
November 30, 2012	20,000	$ 85,220	204.5%	-	2	0.25%	$ 4.62
December 31, 2012	20,000	$ 118,309	201.0%	-	2	0.25%	$ 6.48
January 31, 2013	20,000	$ 109,335	199.0%	-	2	0.27%	$ 6.04
February 28, 2013	20,000	$ 117,240	197.3%	-	2	0.25%	$ 6.52
March 31, 2013	20,000	$ 20,273	194.3%	-	2	0.25%	$ 1.14
Total	140,000	$ 495,695

Note 8 – Subsequent Events

GNE has attempted to unilaterally terminate the Agreement and in connection therewith, on June 1, 2013, GNE returned the stock certificate for the Agreement Shares, which are to be returned to the Company upon termination of the Agreement.  However, GNE did not submit an executed stock power which is required to cancel the Agreement Shares and transfer them back to the Company.  Management does not believe GNE has the right to unilaterally terminate the Agreement.  Additionally, GNE has yet to return the $700,000 received from the Company that also must be returned upon termination of the Agreement.  In light of these facts, as of the date of this Report, the Company considers the Agreement Shares issued and outstanding, but until management decides how to proceed with GNE, the future status of such shares is uncertain. Management is considering the Company’s options with regard to GNE to determine a path that is best suitable for its shareholders.

On May 5, 2013, the Company issued 5,000 shares of common stock valued at $22,000 to Mr. Kevin Carreno, a former board member, pursuant to the terms of his contract to provide legal services to the company.

On May 28, 2013, the Company issued 28,356 shares to Fidare Consulting Group related to the exercise of 40,000 warrants.

On June 26, 2013, the Company entered into a new Consulting Agreement with Fidare (a related party) to provide consulting services relating to corporate governance, accounting procedures and control and strategic planning. In accordance with the terms of the Consulting Agreement, Fidare receives monthly compensation of shares of common stock valued at $20,000 based on the price at the close on the last trading day of each month and 20,000 warrants to purchase common stock, with each warrant having an exercise price equal to the closing sale price of the Common Stock on the date of issue and providing for a cashless or net issue exercise. As of March 31, 2013, 100,000 shares had been issued to Fidare. As of April 29, 2014, the Company has issued 320,000 warrants and 144,918 shares of common stock to Fidare, pursuant to the terms of the contract.

On July 2, 2013, the Company issued 15,584 shares of common stock to Delaney Equity Group as payment of an outstanding invoice owed to them for fees related to the issuance of the Series A Convertible Preferred stock.

On September 4, 2013, we received a $750,000 Revolving Credit Note (the "Cicerone Revolving Note") from Cicerone Corporate Development, LLC ("Cicerone") (a related party).  The Cicerone Revolving Note matures on February 1, 2015 and bears interest at the rate of LIBOR plus 2.75% per annum, which is payable semi-annually on June 30 and December 31 of each year. We may request advances on the Cicerone Revolving Note in increments of $10,000 at any time prior to the maturity date.  If we do not pay the outstanding amount on the maturity date, then the interest rate shall increase to the lesser of 12% or the maximum rate of interest permitted by law. As an inducement to entering into the Cicerone Revolving Note, we issued Cicerone 1,500,000 shares of our common stock (the "Inducement Shares").  The Cicerone Revolving Note contains standard events of default, including nonpayment of the Note or any other liability exceeding $50,000, as well as a change in control or entry into bankruptcy, upon which Cicerone may enforce its rights under the Revolving Note.  At the time of entering into the Cicerone Revolving Note, Cicerone had already loaned us approximately $65,100, which amount is included as amount advanced under the Cicerone Revolving Note that must be paid back. As of March 31, 2013, Cicerone had advanced a total of $60,995 to the company and was repaid $24,080 with a balance due of $36,915.  As of April 29, 2014, we received a total of approximately $368,114, including the $65,100, in advances under the Cicerone Revolving Note.  The managing member of Cicerone is the C.E. McMillan Family Trust, which is also the managing member of Fidare Consulting Group, LLC who provides consulting services to the Company. (See Note 7)

On September 23, 2013 the Company issued 20,000 shares of its Series A convertible preferred stock to settle the past due outstanding promissory note payable to Gregory W. Hadley, dated November 1, 2012, in the amount of $100,000.  No gain or loss will be recognized on settlement of the debt because the fair value of the preferred stock issued is equal to the carrying value of the debt.

On September 24, 2013, the Company issued 1,500,000 shares to Cicerone Corporate Development, LLC related to providing at $750,000 line of credit.

As of September 30, 2013, we issued Mr. Kevin Carreno, a former Board Member, 21,364 shares of our common stock as payment of outstanding invoices owed to him for his legal services, which is valued at $79,173.

As of March 31, 2014, we have issued Mr. Richardson 26,313 shares of common stock and 120,000 warrants, valued at $120,000, pursuant to his Officer Agreement.

On January 27, 2014, the Company issued 33,140 shares valued at $16,570 in partial payment of the company’s cumulative Series A Convertible Preferred stock dividend

On February 25, 2014, the Company issued 30,800 shares to Fidare Consulting Group related to the exercise of 120,000 warrants.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the period covered by this Report, there were no disagreements of the type described in paragraph (a)(1)(iv) or any reportable events as described in paragraph (a)(1)(v) of Item 304(b) of Regulation S-K.

ITEM 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO")/Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our CEO/CFO of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this evaluation and the existence of the material weaknesses discussed below in “Management's Report on Internal Control over Financial Reporting,” our management, including our CEO/CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this report.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of March 31, 2013 due to the existence of the material weaknesses as of March 31, 2013, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in the following areas:

•

Inadequate segregation of duties within an account or process. Management has determined that it continued to not have appropriate segregation of duties within our internal controls that would ensure the consistent application of procedures in our financial reporting process by existing personnel. This control deficiency could result in a misstatement of substantially all of our financial statement accounts and disclosures that would result in a material misstatement to the annual or interim financial statements.

•

Inadequate policies & procedures. Management has determined that its existing policies and procedures continued to be limited and/or inadequate in scope to provide staff with guidance or framework for accounting and disclosing financial transactions. This deficiency could result in unintended, misleading entries being made in the financial system and precluding sufficient disclosure of complex transactions.

•

Lack of sufficient subject matter expertise. Management has determined that it lacks certain subject matter expertise related to accounting for income taxes and related complex disclosures. This control deficiency could result in a misstatement of our deferred income tax accounts and disclosures that would result in a material misstatement to the annual or interim financial statements.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting due to permanent exemptions for smaller reporting companies.

Remediation Plan for Material Weaknesses

The material weaknesses described above in "Management's Report on Internal Control Over Financial Reporting" comprise control deficiencies that we discovered during the financial close process for the March 31, 2013 fiscal period.

Management made progress on implementing its remediation plan that includes the following ongoing activities: (i) functionalizing all business operations to improve client service, streamline product development and operational activities, and evaluating and implementing a customized operational and financial reporting infrastructure to support functionalizing our business; (ii) implementing approved centralized policies and procedures designed to streamline operational review and approval workflow and strengthen the overall internal control environment; (iii) minimizing manual transactional reporting; and (iv) building in additional technical redundancy in our operations by continuing to expand training and education content for select members of our sales, operational and financial staff.

We believe that these measures, if effectively implemented and maintained, will remediate the remaining material weaknesses discussed above.

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

ITEM 9B.

Other Information.

Not applicable.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

We filed and mailed an Information Statement on Schedule 14C on March 14, 2013 (the "Schedule 14C") regarding, among other things (the "Corporate Actions"), the appointment of 4 new directors: Michael Farmer, Gary A. Giles, Jim R. Iman, Mark J. Teinert (the "New Directors"); our Board of Directors approved the Corporate Actions on January 30, 2013 and a majority of our common stock holders as of the February 4, 2013 record date, ratified and approved the Corporate Actions via written consent on February 13, 2013. However, the Corporate Actions did not become effective and the New Directors did not formally take office until the Schedule 14C became effective, which occurred on April 4, 2013 (the "Effective Date"). Following the Effective Date, on August 9, 2013, three of the New Directors, Jim Iman, Mark Teinert and Gary Giles, submitted their resignation to the Board of Directors. Gregory Hadley, a director, and Steven Henson, the CEO and President, submitted their resignation on August 28, 2013 and October 5, 2013, respectively.  On January 15, 2014, the Board of Directors accepted, approved and ratified all of these resignations, which were effective on the respective date each submitted his respective resignation. As of the date of Steven Henson's resignation, all of the agreements we previously maintained with him terminated and became void ab initio. There were no disagreements between the Company and any of the above mentioned directors or officers that lead to his respective resignation.

As a result of Steven Henson’s resignation, and as of October 5, 2013, Michael Farmer, the Company's sole director following all of the above stated resignations, stepped in as acting Chairman of the Board and Colin Richardson (a consultant to the Company) stepped in as acting President, Chief Executive Officer, and Chief Financial Officer; the Board of Directors officially appointed Michael Farmer and Colin Richardson to their respective positions on January 15, 2014.  Pursuant to our bylaws, the President shall also serve as our Chief Executive Officer.  For more details about resignation and appointment of executive officers and directors, please refer to the Form 8-K filed on December 10, 2012 and on January 21, 2014, respectively.

Pursuant to our letter agreement dated November 27, 2012, Pt Platinum Consulting, LLC ("Platinum") shall provide us with temporary chief financial officer assistance and any additional accounting and financial reporting assisting that may arise from time to time.  We agreed to pay Platinum hourly for their services, with the maximum per hour rate reaching $375.  Either party may terminate this agreement at any time.

There are no family relationships among our directors and executive officers. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. None of our officers or directors is a party adverse to us or has a material interest adverse to us.

The following table and text set forth the names and ages of all directors and executive officers as of April 29, 2014.

Name

Age

Position

Colin Richardson

55

President

Michael Farmer

53

Chairman, Director

Colin Richardson, President. Mr. Richardson has more than twenty years of experience as an executive.  He has been involved in day-to-day operations of multiple oil and gas exploration companies drilling wells in Nevada, Wyoming, Kansas and Nebraska.  Since 1992, he has served as president of Mailings Unlimited, Inc., and managed commercial real estate.  He is a sixteen year veteran serving both in the army as an enlisted Sergeant and, after attending Ohio State University, as a Captain in the Air Force piloting KC135 Stratotankers for the Ohio Air National Guard.  Currently, he is a senior Captain for American Airlines, piloting the Boeing 737-800.

Michael Farmer, Chairman & Director.  Mr. Farmer is an experienced entrepreneur and business owner with a track record of developing and leading organizations to profitable growth.  Mr. Farmer is President and CEO of GlobalOne Pet, Inc., an innovative pet food company that he co-founded in 2008.  Mr. Farmer is also a director of INTREOrg Systems, Inc., and the American Pet Products Association.  In 2001, Mr. Farmer co-founded FIRSTRAX, Inc., which became the leading innovator in pet accessory products.  As President and CEO, he led the company to rapid growth as it developed patented pet containment products which were distributed throughout the world.  The company was sold to United Pet Group in early 2005.  Prior to co-founding FIRSTRAX, Mr. Farmer was the Executive Vice President for Doskocil (Petmate), a market leader in non-food pet products from 1998 to 2001.

In 1994, Mr. Farmer joined Dogloo, a market leader in plastic pet shelters as the Vice President of Sales and Marketing.  Mr. Farmer was promoted to Executive Vice President and General Manager in 1997.  Mr. Farmer spent the first 11 years of his career with the Coleman Company, the world leader in outdoor recreational products.  While at Coleman, Mr. Farmer served in a variety of capacities including Director of Operations, Design Director, Director of Engineering and Materials Management, and Director of Marketing and Product Development.  Mr. Farmer has a Bachelor of Science degree in Industrial Technology from Emporia State University, where he earned All American academic and basketball honors.  He also earned an MBA from Wichita State University.

Corporate Governance & Board Independence

As of the date of this Report, our Board of Directors has one director and has not established Audit, Compensation, and Nominating or Governance Committees as standing committees. The Board does not have an executive committee or any committees performing a similar function. We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent and do not currently have any independent board members ..

Due to our lack of operations and size, we do not have an Audit Committee. Furthermore, since we are not currently listed on a national securities exchange, we are not subject to any listing requirements mandating the establishment of any particular committees.  For these same reasons, we did not have any other separate committees during fiscal 2013; all functions of a nominating committee, audit committee and compensation committee were performed by our whole board of directors.  Our board of directors intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges as necessary. Therefore, we intend that a majority of our directors will eventually be independent directors and at least one director will qualify as an “audit committee financial expert.”

We do not have a policy regarding the consideration of any director candidates which may be recommended by our shareholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. Further, when identifying nominees to serve as director, while we do not have a policy regarding the consideration of diversity in selecting directors, our Board seeks to create a Board of Directors that is strong in its collective knowledge and has a diversity of skills and experience with respect to accounting and finance, management and leadership, vision and strategy, business operations, business judgment, industry knowledge and corporate governance.  We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our shareholders, including the procedures to be followed.  Our Board has not considered or adopted any of these policies as we have never received a recommendation from any shareholder for any candidate to serve on our Board of Directors.  Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our shareholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.  In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our Board.

Board Leadership Structure and the Board’s Role in Risk Oversight.

Our Board currently has one member, Michael Farmer, who serves as our Chairman.  Our Board is actively involved in our risk oversight function and collectively undertakes our risk oversight function. This review of our risk tolerances includes, but is not limited to, financial, legal and operational risks and other risks concerning our reputation and ethical standards.

We are a small, development stage company which has yet to achieve operating revenues. We believe that our present management structure is appropriate for a company of our size and state of development.

Involvement in Certain Legal Proceedings

From time to time, we may be involved in various claims, lawsuits, and disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the normal operations of the business.  We may be named as a defendant in such lawsuits and thus become subject to the attendant risk of substantial damage awards. We believe that we have adequate liability insurance coverage. There can be no assurance, however, that we will not be sued, that any such lawsuit will not exceed our insurance coverage, or that we will be able to maintain such coverage at acceptable costs and on favorable terms.

Other than the lawsuit disclosed under Item 3 above, neither we nor any of our direct or indirect subsidiaries is a party to, nor is any of our property the subject of, any legal proceedings. There are no proceedings pending in which any of our officers, directors or 5% shareholders are adverse to us or any of our subsidiaries or in which they are taking a position or have a material interest that is adverse to us or any of our subsidiaries.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, requires that our directors, executive officers and persons who own more than 10% of a class of our equity securities that are registered under the Exchange Act to file with the SEC initial reports of ownership and reports of changes of ownership of such registered securities.

To our knowledge, based solely on a review of such materials as are required by the SEC, none of our officers, directors or beneficial holders of more than 10% of our issued and outstanding shares of common stock failed to timely file with the SEC any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act, during the fiscal year ended March 31, 2013.

Code of Business Conduct, Code of Ethics and Code of Ethics for Financial Professionals

The Company has not adopted a Code of Ethics which applies to our directors, officers, employees and representatives due to the fact that we are in the developmental stage of our operations and have a limited number of employees. We intend to adopt a code of ethics during this fiscal year.

ITEM 11.

EXECUTIVE COMPENSATION.

The following discussion summarizes all compensation awarded to, earned by, or paid to our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at March 31, 2013 for all services rendered in all capacities to us for the latest two fiscal years ended March 31, 2013 and 2012.

Mr. Ziegler was our sole executive officer during the fiscal year ended March 31, 2012 and he resigned from all of his positions with us as of December 3, 2012. We did not maintain any employment agreements with Mr. Ziegler during the fiscal year ended March, 31, 2012.  However, on August 1, 2012, we entered into a Corporate Officer/Director/Consultant Engagement Agreement with Mr. Ziegler pursuant to which we agreed to pay Mr. Ziegler $2,000 per month, starting September 1, 2012, for such services he provided to us.  Accordingly, as of the date of his resignation, we owed him $10,000 under this agreement, which has not yet been paid.

On August 1, 2012, we also appointed John C. Miller as our Chief Financial Officer and E. Robert Gates as our Vice President of Mergers and Acquisitions. Pursuant to each of his respective Corporate Officer/Consulting Engagement Agreement, we paid each of Mr. Miller and Mr. Gates $7,000 per month for their services. As additional compensation for their services, we agreed to issue each of Mr. Miller and Mr. Gates: (i) $5,000 in shares of our common stock, (ii) an initial retainer of 20,000 shares of our common stock, and (iii) options to purchase up to 300,000 shares of our common stock, of which 100,000 shares were purchasable at $1.00 per share and 200,000 shares of which were purchasable at $3.00 per share. On December 3, 2012, Mr. Miller and Mr. Gates each resigned from their respective positions with the Company.  Accordingly, each of Mr. Miller and Mr. Gates received an aggregate of $28,000 and $5,000 worth of our shares. Additionally, each of their options became void since they were to fully vest one year after issuance.

On December 3, 2012, we appointed Steven R. Henson as our President. Pursuant to the terms of the Corporate Officer Consulting Engagement Agreement, Dr. Henson shall receive an annual fee of $120,000.00 for his consulting services, which include creating and implementing corporate strategy, and regulatory compliance regarding the reporting and governance of a publicly traded company.  In light of our cash position, Dr. Henson agreed that he shall not receive the cash compensation until such time as we are more cash flow positive, provided that if such funds are not available for 12 months following the date of the agreement, he shall accept the annual fee in options to purchase an amount of shares of our common stock equal to the amount owed to him, with an exercise price equal to the closing price of our common stock on the last business day per month for the 12-month period considered.  We also entered into a Director agreement with Dr. Henson, pursuant to which he is eligible to receive additional compensation.  (See, "Director Compensation"). On October 5, 2013, Dr. Henson submitted his resignation from his position as Chairman and President of the Company and on January 15, 2014, the Board of Directors approved and ratified his resignation, effective October 5, 2013. As of the date of Mr. Henson's resignation, all of the agreements we previously maintained with him terminated and became void ab initio.

In connection with his appointment as President, we entered into a Corporate Officer Consulting Engagement Agreement with Mr. Richardson (the “Officer Agreement”); the Officer Agreement has a term of 12 month starting from October 1, 2013.  Pursuant to the Officer Agreement, Mr. Richardson shall receive monthly compensation in the amount of: $10,000 in accordance with the Company’s regular payment schedule, that number of shares of the Company’s common stock valued at $20,000 based on its price at the close on the last trading day of each month and two year warrants to purchase up to 20,000 shares of the Company’s common stock at an exercise price per share equal to the closing sale price of the common stock on the date of the issuance. The foregoing shares and warrants shall be issued as of the last business day of each month.  As of March 31, 2014, we have issued Mr. Richardson 26,313 shares of common stock and 120,000 warrants pursuant to his Officer Agreement.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards at March 31, 2012 and March 31, 2013.

The following table sets forth certain information concerning compensation paid to our directors for services as directors during the fiscal year ended March 31, 2013:

Name	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Non-quilified deferred compensation earnings	All other compensation	Total
	($)	($)	($)	($)	($)	($)	($)
Frederick Ziegler*	-
Kevin Carreno*	2,000						2,000
Stephen R. Henson*	10,000						10,000
Gary A. Giles*	6,000						6,000
Gregory Hadley*	25,000	202,000					227,000
Jim Iman*	6,000						6,000
Mark Teinert*	6,000						6,000
Michael Farmer	6,000						6,000

*Mr. Ziegler resigned on December 3, 2012, Mr. Carreno resigned on October 21, 2013, Mr. Henson resigned on October 5, 2013, and Mr. Hadley resigned on August 28, 2013, and Mr. Giles, Mr. Iman, and Mr. Teinert resigned on August 9, 2013.

Director Compensation

Pursuant to our Amended and Restated Bylaws, Directors may be paid their expenses of attendance at each meeting of the Board of Directors and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as director.

Mr. Ziegler, our sole director, resigned on December 3, 2012; he did not receive any compensation for his services as a director during the fiscal year ended March 31, 2011 or March 31, 2012.  However, as disclosed above, we entered into an agreement with Mr. Ziegler in August 2012, pursuant to which we agreed to pay him $2,000 per month for his services, including those as a director, to us.

On August 7, 2012, Mr. Ziegler appointed Mr. Kevin Carreno to the Board of Directors. We entered into a Board of Directors Agreement with Mr. Carreno on August 9, 2012, pursuant to which we agreed to pay him $2,000 per month in addition to an initial retainer of 20,000 shares of our common stock and options to purchase up to 300,000 shares of our common stock, of which 100,000 shares are purchasable at $1.00 per share and of which 200,000 shares are purchasable at $3.00 per share. The options have a term of 3 years and vest at a rate of 25% per quarter starting November 1, 2012 and shall be exercisable on the one year anniversary of the agreement. On October 21, 2013, Mr. Carreno resigned from the Board of Directors of the Company.  As part of his resignation, Mr. Carreno waived his rights to receive the options.

On November 15, 2012, the Board of Directors appointed Mr. Hadley as a director.  As part of his appointment, Mr. Hadley entered into a Board of Directors Agreement, which provides for Mr. Hadley to be issued 200,000 shares of our common stock for his engagement as a Director. His agreement also entitles him to an annual fee of $50,000 payable on a quarterly basis. (See "Related Party Transactions" above regarding a promissory note we entered into with Mr. Hadley and related share issuance.) On August 28, 2013, Mr. Hadley resigned from his position as a director.

On December 3, 2012, Dr. Henson - our prior President - was appointed as one of our directors.  As part of his appointment as a Director, Dr. Henson entered into a Board of Directors Agreement, which provides for Dr. Henson to be paid an annual director’s fee of $24,000, which shall be paid in increments of $2,000 a month or as otherwise in compliance with our established pay practices.  In light of our cash position, Henson agreed that he shall not receive the cash compensation until such time as we are more cash flow positive, provided that if such funds are not available for 12 months following the date of the agreement, he shall accept the annual fee in options to purchase an amount of shares of our common stock equal to the amount owed to him, with an exercise price equal to the closing price of the our common stock on the last business day per month for the 12-month period considered.  Such options shall vest at the rate of 25% per quarter.   On October 5, 2013, Dr. Henson resigned from his position as the Chairman and President. As of the date of Mr. Henson's resignation, all of the agreements we previously maintained with him terminated and became void ab initio.

On January 14, 2013, the board appointed Michael Farmer, Mark Teinert, Jim R. Iman, and Gary A. Giles as directors to be effective April 4, 2013.  The Board of Directors Agreement provides for the directors to receive an annual director’s fee of $24,000, which shall be paid in increments of $2,000 a month and  options to purchase up to 300,000 shares of our common stock, of which 100,000 shares are purchasable at $1.00 per share and of which 200,000 shares are purchasable at $3.00 per share. The options have a term of 3 years, vest at a rate of 25% per quarter starting on the first anniversary date, and are exercisable from the first anniversary of the grant date (the Effective Date of the Board of Directors Agreement).

Compensation Policies and Practices as they relate to Risk Management

We believe that our compensation policies and practices do not encourage excessive or unnecessary risk-taking and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on us.  The design of our compensation policies and practices encourages our employees to remain focused on both our short- and long-term goals.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of April 29, 2014 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of April 29, 2014, we had 19,817,305 shares of Common Stock issued and outstanding and 182,000 shares of Series A Preferred Stock outstanding that are convertible on a one for one basis.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 29 , 2014.  For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 29, 2014 is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise indicated, the business address of each person listed is in care of 556 Silicon Drive, Suite 103, Southlake, TX. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class (2)

Common Stock	Colin Richardson	1,206,847(3)(4)	6.1%
	President	Direct

Common Stock	Michael Farmer	980,101(5)	4.9%
	Chairman	Indirect

Common Stock	All officers and directors as a group (2 in number)	1,988,373	11.0%

Common Stock	Great Northern Energy, Inc.	7,400,000(6)	37.3%
		Direct

Common Stock	Austin Powers, LLC	1,500,000	7.6%
		Direct

Common Stock	Dr. Steven R. Henson	1,058,766(3)(7)	5.3%
		Direct

(1) Unless otherwise noted, the address for each beneficial owner is 556 Silicon Drive, Suite 103, Southlake , TX

(2) Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(3) These shares represent shares received from RF Colorado when they distributed their shares to their members (the "RF Distribution") ..

(4) This amount includes: (i) 990,001 shares received pursuant to the RF Distribution; (ii) 34,393 shares of common stock issued pursuant to his Corporate Officer Engagement Consulting Agreement; and (iii) 140,000 shares of common stock issuable upon exercise of the Warrants he received pursuant to his Corporate Officer Engagement Consulting Agreement.  Mr. Richardson's Corporate Officer Engagement Consulting Agreement entitles him to receive, each month during the term of the agreement, common stock valued at $20,000 based on its price at the close on the last trading day of each month and 20,000 warrants to purchase Common Stock.  For purposes of calculating the number of shares in (ii) above, we used the closing price as of the last trading day in March 2014.

(5) Michael Farmer, our sole director , is the managing member of JBK Management and as such has voting and investment control over the securities held by JBK Management.

(6) These are the shares we issued to GNE pursuant to the purchase and sale agreement, as amended and further modified we entered into with GNE (See "Company Overview" above).

(7) This amount includes 958,766 shares Dr. Henson received from the RF Distribution.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of March 31, 2013.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights ( a )	Weighted average exercise price of outstanding options, warrants and rights ( b )	Number of securities remaining available for future issunance under equity compensation plans (excluding securities reflected in column ( a )) ( c )
Plan category
Plans approved by our shareholders:
2012 Stock Option and Award Plan	-	N/A	2,000,000
Plans not approved by shareholders:	-	N/A	N/A

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Other than the relationships and transactions discussed below, we are not a party to, nor are we proposed to be a party, to any transaction since the beginning of the fiscal year ending March 31, 2013 involving an amount that exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which a related person, as such term is defined by Item 404 of Regulation S-K, had or will have a direct or indirect material interest.

Currently, our corporate secretary, who also owns approximately 1.5% of our common stock, provides us with various office services for which she does not receive any compensation.

On July 5, 2012, we, Orphan Holdings of Texas, Inc. (“Orphan Holdings”), its majority shareholder, and RF Colorado Ventures, LLC ("RF Colorado") executed a Share Purchase Agreement (the "Agreement") pursuant to which RF Colorado purchased 9,900,000 shares of the Company’s common stock held by Orphan Holdings for a total purchase price of $300,000, to be paid by RF Colorado. Our current CEO, Dr. Steven R. Henson is the managing member of RF Colorado.  Upon Closing of the purchase, RF Colorado became our majority and controlling shareholder ("Change in Control Transaction").  The Agreement also provided that our prior sole officer & director, Mr. Frederick Zeigler would resign and that nominees of RF Colorado - Dr. Henson and Mr.  Hadley were to be appointed to our Board of Directors and as the Company’s management. Further, at the time of the Closing, Dr. Henson and Mr. Farmer each owned a 10.7% and 9.9% ownership interest, respectively, in RF Colorado.  Since executing the Agreement, RF Colorado has distributed its shares of the Company’s common stock to its members. Following the distribution, Dr. Henson and Mr. Farmer received their respective number of shares of our common stock originally owned by RF Colorado. As such, RF Colorado is no longer a majority shareholder of the Company.

We received loans from two of our shareholders totaling $21,055 from inception to March 31, 2012 for the purposes of funding startup operations.  These loans were non-interest bearing and due on demand.  On June 30, 2012 these loans totaling $21,055 were forgiven by the shareholders and credited to our additional paid in capital account.

On November 1, 2012, the Company entered into a note agreement with a shareholder whereby the Company borrowed $10,000 from the shareholder (the “Albury Note”).  The Albury Note was payable in 60 days with interest at 6% per annum.  In accordance with the terms of the note agreement, the Company agreed to issue 25,000 shares of unregistered common stock to the shareholder.  The note was paid in full in December 2012.  The shares of unregistered common stock had a fair value of approximately $7,163 as of November 1, 2012, which was recorded as additional interest expense over the 60 day term of the note.  As of March 31, 2012, all of the 25,000 shares were issued to Albury.

On November 1, 2012, the Company entered into a note agreement with a shareholder/director of the Company, pursuant to which the Company borrowed $100,000 from the shareholder which was payable in 60 days with interest at 6% per annum (the “Hadley Note”).  Proceeds from the Hadley Note were paid directly to GNE as a deposit to purchase certain oil and gas assets (see Note 3).  The Hadley Note was payable in 60 days with interest at 6% per annum.  In accordance with the terms of the note, the Company agreed to issue 250,000 shares of unregistered common stock to the shareholder.  The shares of unregistered common stock had a fair value of approximately $71,631 as of November 1, 2012, which was recorded as additional interest expense over the 60 day term of the note.  As of March 31, 2013, all 250,000 shares were issued to Hadley. The note has not been repaid as of March 31, 2013.

In September 2012, the Company entered into a professional services contract with Fidare Consulting Group, LLC (“Fidare”) to provide consulting services relating to corporate governance, accounting procedures and controls and strategic planning.  In accordance with the terms of the original contract , Fidare receives monthly compensation of 20,000 common shares per month and warrants to purchase 20,000 common shares with an exercise price equal to the closing sale price of the Company’s common stock on the date of issuance, plus reasonable and necessary expenses.  The warrants are exercisable at any time for two years from the date of issuance and may be settled on a net basis.

On November 28, 2012, the CE McMillan Family Trust (the "CE Trust") advanced the Company $100 to facilitate the opening of a new bank account in Irving, Texas. The CE Trust is also the managing member of Fidare and Cicerone Corporate Development, LLC ("Cicerone").  The advance had not been repaid as of March 31, 2013.

On September 4, 2013, we received a $750,000 Revolving Credit Note (the "Cicerone Revolving Note") from Cicerone.  The Cicerone Revolving Note matures on February 1, 2015 and bears interest at the rate of LIBOR plus 2.75% per annum, which is payable semi-annually on June 30 and December 31 of each year. We may request advances on the Cicerone Revolving Note in increments of $10,000 at any time prior to the maturity date.  If we do not pay the outstanding amount on the maturity date, then the interest rate shall increase to the lesser of 12% or the maximum rate of interest permitted by law. As an inducement to entering into the Cicerone Revolving Note, we issued Cicerone 1,500,000 shares of our common stock (the "Inducement Shares").  The Cicerone Revolving Note contains standard events of default, including nonpayment of the Note or any other liability exceeding $50,000, as well as a change in control or entry into bankruptcy, upon which Cicerone may enforce its rights under the Revolving Note.  At the time of entering into the Cicerone Revolving Note, Cicerone had already loaned us approximately $65,100, which amount is included as amount advanced under the Cicerone Revolving Note that must be paid back. A s of March 31, 2013, Cicerone had advanced a total of $60,995 to the company and was repaid $24,080 with a balance due of $36,915.  As of April 29, 2014, we received a total of approximately $368,114, including the $65,100, in advances under the Cicerone Revolving Note.

Harry McMillan is trustee of the CE Trust, which Trust serves as the managing member of Fidare and Cicerone.  Mr. McMillan is the Trustee for the benefit of his wife, Christy McMillan and their children, and is also a member of each of Fidare and Cicerone.   Each of these entities, as well as certain beneficiaries of the Trust, own shares of our common stock and therefore, Mr. McMillan and the Trust may be deemed to beneficially own such shares.  Each disclaims beneficial ownership of such shares.  Cicerone was also a member of RF Colorado, who prior to the RF Distribution, was one of our major stockholders.  The Company believes, although the shareholdings received pursuant to these agreements may not exceed the required thresholds, Mr. McMillan is a related party.

The Company believes, although the annual amount received pursuant to the associated agreement hereinafter discussed, may not exceed the required thresholds, INTREOrg is a related party.  On December 31, 2012, we entered into a Master Services Agreement ("MSA") with INTREOrg pursuant to which INTREOrg will provide services relating to the PISA software to us for an annual fee of $30,000.  The term of the Agreement is one year, and thereafter the agreement renews automatically and remains “evergreen” for succeeding one year terms, unless terminated according to the termination provisions contained in the agreement.  The person serving as our President at the time we entered into the MSA, Dr. Henson, was also INTREOrg's CEO and President and a director of INTREOrg at that time, however Dr. Henson has since resigned from all such positions in both companies.  Our sole director, Mr. Farmer is also a director of INTREOrg.

Promoters and Certain Control Persons

Harry McMillan, by virtue of his control over the CE McMillan Family Trust, Fidare, and Cicerone and as a result of his efforts with regard to the organization of the current business of the Company, may be deemed to be a Promoter within the meaning of Rule 405 of the Securities Act.

Other than set forth herein, none of our management or other control persons were “promoters” (within the meaning of Rule 405 under the Securities Act), and none of such persons took the initiative in the formation of our business or in connection with the formation of our business and received 10% of our debt or equity securities or 10% of the proceeds from the sale of such securities in exchange for the contribution of property or services, during the last five years.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

Sam Kan & Co. served as our independent registered public accounting firm until December 4, 2013. LBB & Associates, Ltd. LLP served as our independent registered public accounting firm from December 4, 2012 until January 4, 2013.  On February 4, 2013, we engaged Chapman, Hext & Co., P.C. ("Chapman") as our principal accountant to audit our financial statements.  Chapman, Hext, & Co. resigned on December 29, 2013.  On February 23, 2013, we engaged Malone Bailey, LLP as our independent registered public accounting firm.  The following table shows the fees that were billed for the audit and other services for 2013 and 2012.

	2013	2012

Audit Fees	$10,000	$5,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$10,000	$5,000

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to 2013 were pre-approved by the entire Board of Directors.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No	Description
3.1	Articles of Incorporation
3.2	Articles of Amendment to our Articles of Incorporation
3.3	By-Laws
10.1	Orphan Holdings of Texas, Inc. Share Purchase Agreement, dated July 5, 2012 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 10, 2012)
10.2	Frederick Ziegler Consulting Agreement, dated August 1, 2012 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 31, 2012)
10.3	John Miller Consulting Agreement, dated September 1, 2012 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 31, 2012)
10.4	E. Robert Gates, Consulting Agreement, dated September 1, 2012 (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 31, 2012)
10.5	Kevin A. Carreno Board of Directors Agreement, dated August 9, 2012 Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on August 31, 2012)
10.6	Purchase Sale Agreement (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 21, 2012)
10.7	Premise Use Agreement (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 21, 2012)
10.8	Placement Agent/Investment Banking Retainer Agreement, dated November 13, ( Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 21, 2012)
10.9	Fidare Consulting Group, LLC Consulting Agreement, dated September 25, 2012 (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on November 21, 2012)
10.10	Gregory Hadley, Board of Directors Agreement, dated November 15, 2012 (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on December 10, 2012)
10.11	Fidare Consulting Group, LLC. First Amended Consulting Agreement, dated December 1, 2012 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 10, 2012)
10.12	Steven R. Henson Corporate Officer/Consulting Engagement Agreement, dated December 3, 2012 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 10, 2012)
10.13	Steven R. Henson Board of Directors Agreement, dated December 4, 2012, (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on December 10, 2012)
10.14	Corporate Officer Consulting Engagement Agreement with Mr. Richardson (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 21, 2014)
10.15	Form of Revolving Credit Note dated September 4, 2013 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 21, 2014)
10.16	Letter Agreement with Pt Platinum Consulting, LLC (Filed herewith)
10.17	Albury Note (Filed herewith)
10.18	Hadley Note (Filed herewith)
10.19	Board of Directors Agreement with Michael Farmer dated as of January 28, 2013 ( Filed herewith)
16.1	Letter of Change of Accountants, LBB & Associates, Ltd., dated January 4, 2012 (Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed on January 9, 2013)
31.1	Certification of Chief Financial Officer & Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (Filed herewith)
32.2	Certification of Chief Financial Officer & Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act (Filed herewith

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rangeford Resources, Inc.
May 5, 2014	By: /s/ Colin Richardson
Colin Richardson, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date
s/ Colin Richardson
Colin Richardson	Chief Executive Officer, President, principal executive officer and Principal financial and accounting officer	May 5, 2014

s/ Michael Farmer
Michael Farmer	Director	May 5, 2014