Form 10-Q
period 2013-06-30
Rangeford Resources, Inc.
filed 2014-06-03
CIK 1438035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission File Number: 000-54306

RANGEFORD RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	77-1176182
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

556 Silicon Drive, Suite 103, Southlake, TX 76092

(Address of principal executive offices)

817-648-8062

(Registrant's Telephone number)

____________________________________________________

(Former Address and phone of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.   [   ] Yes  [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [   ] Yes  [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [   ] Yes  [X] No

As of May 27, 2014, there were 19,843,385 shares of the registrant’s common stock issued and outstanding.

RANGEFORD RESOURCES, INC.

FORM 10-Q

June 30, 2013

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	5
Item 2.	Management ’ s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

PART II-- OTHER INFORMATION

INTRODUCTORY NOTE

Except as otherwise indicated by the context, references in this interim report on Form 10-Q (this “Form 10-Q”) to the “Company,” Rangeford” “we”, “us” or “our” are references to Rangeford Resources, Inc., a Nevada corporation.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

RANGEFORD RESOURCES, INC.

(A Development Stage Company)

Unaudited Balance Sheets

	June 30,	March 31,
	2013	2013
ASSETS
Current assets:
Cash	$ 2,155	$ -
Prepaid expenses- related party	16,250	24,375
Total current assets	18,405	24,375
Deposit	36,557	36,557
Total assets	$ 54,962	$ 60,932

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 345,683	$ 288,468
Accrued interest payable	6,679	3,504
Related party advances and notes payable	222,132	137,015
Total current liabilities	574,494	428,987

Stockholders' Deficit
Series A Convertible preferred stock, $0.001 par value, stated value $5.00 per share, 3,000,000 shares authorized; 162,000 issued and outstanding at June 30, 2013 and March 31, 2013, respectively.	162	162
Common stock, $0.001 par value; 75,000,000 shares authorized; 18,185,851 and 18,127,912 shares issued and outstanding at June 30, 2013 and March 31, 2013, respectively	18,186	18,128
Additional paid-in capital	2,214,742	2,094,910
Deficit accumulated during the development stage	(2,752,622)	(2,481,255)
Total stockholders' deficit	(519,532)	(368,055)

Total Liabilities and stockholders' deficit	$ 54,962	$ 60,932

See accompanying notes to unaudited financial statements

RANGEFORD RESOURCES, INC.

(A Development Stage Company)

Unaudited Statements of Operations

			For the period from December 4, 2007 (inception) to June 30, 2013
	Three months ended June,
	2013	2012
Operating expenses
Investor relations	15,131	-	45,625
Professional fees	56,183	-	153,573
Professional fees-related party	162,090	-	1,638,011
General and administrative	34,788	1,715	129,480
Impairment of deposit	-	-	700,000
Total operating expenses	268,193	1,715	2,666,689

Loss from operations	(268,193)	(1,715)	(2,666,689)

Other expense
Interest expense	3,175	-	85,933
Total other expense	3,175	-	85,933

Loss before income taxes	(271,367)	(1,715)	(2,752,622)

Provision for income tax	-	-

Net loss	$ (271,367)	$ (1,715)	(2,752,622)

Preferred stock dividends	-	-	(695,769)

Net loss attributable to common shareholders	$ (271,367)	$ (1,715)	$ (3,448,391)

Basic and diluted loss per common share	$ (0.01)	$ (0.00)

Weighted average shares outstanding	18,139,778	10,081,700

See accompanying notes to unaudited financial statements

RANGEFORD RESOURCES, INC.

(A Development Stage Enterprise)

Unaudited Statements of Cash Flows

			For the period from December 4, 2007 (inception) to June 30, 2013
	Three months ended June,
	2013	2012
Cash flows from operating activities
Net loss	$ (271,367)	$ (1,715)	$ (2,752,622)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	119,890	-	821,316
Amortization of debt discount	-	-	78,794
Warrant expense	-	-	495,695
Impairment of deposit	-	-	700,000
Changes in operating assets:
Prepaid expenses	8,125	-	(16,250)
Changes in operating liabilities:
Accounts payable	57,215	1,670	285,383
Accrued interest payable	3,175	-	6,679
Net cash used in operating activities	$ (82,962)	$ (45)	$ (381,005)

Cash flows from investing activities
Deposit	-	-	(600,000)
Net cash used in investing activities	$ -	$ -	$ (600,000)

Cash flows from financing activities
Proceeds from related party payable	85,117	-	178,767
Repayments of related party payables	-	-	(35,580)
Issuance of Series A preferred stock	-	-	810,000
Contributed capital	-	-	4,160
Proceeds from issuance of stock	-	-	25,813
Net cash provided by financing activities	$ 85,117	$ -	$ 983,160

Net (decrease) increase in cash	2,155	(45)	2,155
Cash at beginning of period	-	200	-
Cash at end of period	$ 2,155	$ 155	$ 2,155

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 7,630,058 shares of common stock for professional and consulting services	$ -	$ -	$ 13,200
Issuance of 275,000 shares of common stock with debt	$ -	$ -	$ 78,794
Issuance of 7,400,000 shares of common stock for deposit	$ -	$ -	$ 36,557
Cash paid directly to third party for deposit	$ -	$ -	$ 100,000
Forgiveness of related party loans	$ -	$ 21,055	$ 21,055
Unpaid issuance costs	$ -	$ -	$ 60,300

Supplemental Cash Flow Information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

See accompanying notes to unaudited financial statements

Rangeford Resources, Inc.

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

For the Three Months Ended June 30, 2013 and 2012 and the

Period of December 4, 2007 (Inception) to June 30, 2013

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the US (US GAAP) for interim financial information, with the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements.  The accompanying financial statements at June 30, 2013 and March 31, 2013 and for the three months ended June 30, 2013 and 2012 contain all normally recurring adjustments considered necessary for a fair presentation of our financial position, results of operations, cash flows and shareholders’ equity for such periods.  Operating results for the three months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending March 31, 2014.

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

NOTE 3 – AGREEMENTS TO PURCHASE OIL AND GAS PROPERTIES

Great Northern Energy, Inc.

On November 15, 2012, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with Great Northern Energy, Inc. (“GNE”), which was later modified through an addendum dated January 25, 2013,  to acquire a substantial non-operating working interest in oil assets in East Texas in consideration for a purchase price that includes (a) a cash payment of $3,900,000 in the form of (i) a deposit of $100,000; (ii) a promissory note in the amount of $1,100,000; and (iii) a promissory note in the amount of $2,700,000 and (b) 7,400,000 shares of its restricted common stock.

As of June 30, 2013, the Company had transferred a total of $700,000 and issued 7,400,000 shares of common stock to GNE towards the purchase of the oil and gas properties, but the agreement has not been consummated. The $700,000 payment was initially recorded as a long-term deposit on the balance sheet and, subsequently, has been charged to impairment of deposit on the income statement for the year ended March 31, 2013.

GNE has returned the stock certificate for 7,400,000 shares, however, GNE did not submit an executed stock power which is required to cancel the GNE shares.  The 7,400,000 shares are considered issued and outstanding at June 30, 2013.  The deposit of $36,557 recorded on the balance sheet as of June 30, 2013, which is related to the issuance of the 7,400,000 shares of common stock, will be reversed in the period the shares are properly cancelled.

On May 20, 2014, we sent a letter to GNE informing them of this determination and seeking to mutually terminate the Agreement.  Given the amount of time that has passed since we first entered into negotiations with GNE and the lack of any tangible results as contemplated in the Agreement, in addition to GNE'S failure to uphold certain of its obligations under the Agreement, we determined it would be in our best interest to terminate the Agreement  In that letter, we requested that GNE comply with the termination provisions of the Agreement and provide the stock power necessary to cancel the shares and return the $700,000 advanced to them under the terms of the Agreement.  Accordingly, once GNE returns the $700,000 and submits the outstanding stock power, we shall immediately consent to and permit the mutual termination of the Agreement.

NOTE 4 – RELATED PARTY TRANSACTIONS

Harry McMillan is trustee of the C.E. McMillan Family Trust, which Trust serves as the managing member of Fidare Consulting Group, LLC (“Fidare”) and Cicerone Corporate Development, LLC (“Cicerone”). Mr. McMillan is the Trustee for the benefit of his wife, Christy McMillan and their children, and is also a member of each of Fidare and Cicerone.  Each of these entities, as well as certain beneficiaries of the Trust, own shares of our common stock and therefore, Mr. McMillan and the Trust may be deemed to beneficially own such shares. Each disclaims beneficial ownership of such shares.

Professional Services

The company recorded professional fees to related parties of $162,090 which are as follows:

Directors Fees		$ 42,500
Kevin A. Carreno	Legal	59,590
Colin Richardson	President	30,000
Steven R. Henson	Former President	30,000
		$ 162,090

In September 2012, the Company entered into a professional services contract with Fidare to provide consulting services relating to corporate governance, accounting procedures and controls and strategic planning.  In accordance with the terms of the original contract, Fidare received monthly compensation of 20,000 common shares per month and warrants to purchase 20,000 common shares with an exercise price equal to the closing sale price of the Company’s common stock on the date of issuance, plus reasonable and necessary expenses.  The warrants are exercisable at any time for two years from the date of issuance and may be settled on a net basis.  In December 2012, the contract was amended to provide for monthly compensation of $20,000 per month plus warrants to purchase 20,000 common shares on the same terms described above.

The Consulting Agreement with Fidare was terminated on February 28, 2013 with an effective date of April 4, 2013.

On June 26, 2013, the Company entered into a new Consulting Agreement with Fidare to provide consulting services relating to corporate governance, accounting procedures and control and strategic planning  In accordance with the terms of the Consulting Agreement, Fidare receives monthly compensation of shares of common stock valued at $20,000 based on the price at the close on the last trading day of each month and 20,000 warrants to purchase common stock, with each warrant having an exercise price equal to the closing sale price of the Common Stock on the date of issue and providing for a cashless or net issue exercise.  No shares or warrants were issued to Fidare during the quarter ended June 30, 3013 as a result of the termination which was effective April 4, 2013.  As of June 30, 2013, 100,000 shares of common stock and 140,000 warrants had been issued to Fidare. As of May 27, 2014, 148,959 shares of common stock and 340,000 warrants have been issued to Fidare, pursuant to the terms of the contract.  The managing member of Fidare is the C.E. McMillan Family Trust.  Harry McMillan is trustee of the C.E. McMillan Family Trust.

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

Grant Date	Warrants issued	Fair Value	Expected Volatility	Expected Dividends	Expected term (in years)	Risk-free rate	Estimated Fair Value Using Black-Scholes Model
September 30, 2012	20,000	$ 29,714	249.8%	-	2	0.23%	$ 1.49
October 31, 2012	20,000	$ 18,667	250.8%	-	2	0.30%	$ 0.93
November 30, 2012	20,000	$ 92,494	251.6%	-	2	0.25%	$ 4.62
December 31, 2012	20,000	$ 129,565	252.0%	-	2	0.25%	$ 6.48
January 31, 2013	20,000	$ 120,711	254.7%	-	2	0.27%	$ 6.04
February 28, 2013	20,000	$ 130,322	256.9%	-	2	0.25%	$ 6.52
March 31, 2013	20,000	$ 22,711	256.8%	-	2	0.25%	$ 1.14
Total	140,000	$ 544,184

In December 2012, the Company entered into a Master Services Agreement with IntreOrg Systems, Inc. (“IntreOrg”) to provide third party data aggregation and surveillance of share ownership, purchases, sales and custody by individuals, institutions, broker-dealers, clearing agents, and custodians for a period of one year commencing on December 31, 2012.  The annual subscription service is $30,000 plus a one-time set-up fee of $2,500.  The agreement renews automatically and remains “evergreen” for succeeding one year terms, unless terminated according to the termination provisions contained in the agreement. The former principle owner and CEO/President/Director of IntreOrg was the President and a major stockholder of the Company as of June 30, 2013.

NOTE 5 – RELATED PARTY NOTES PAYABLE AND ADVANCES

On November 1, 2012, the Company entered into a note agreement with a shareholder/director of the Company, pursuant to which the Company borrowed $100,000 from the shareholder which was payable in 60 days with interest at 6% per annum (the “Hadley Note”).  Proceeds from the Hadley Note were paid directly to GNE as a deposit to purchase certain oil and gas assets (see Note 3).  The Hadley Note was payable in 60 days with interest at 6% per annum.  In accordance with the terms of the note, the Company agreed to issue 250,000 shares of unregistered common stock to the shareholder.  The shares of unregistered common stock had a relative fair value of approximately $71,631 as of November 1, 2012, which was recorded as additional interest expense over the 60 day term of the note. As of June 30, 2013, all 250,000 shares were issued to Hadley. The note had not been repaid as of June 30, 2013. The accrued interest due on the note as of June 30, 2013 was $2,493. (See Note 7 – Subsequent Events)

On November 28, 2012, the C. E. McMillan Family Trust advanced the Company $100 to facilitate the opening of a new bank account.  The trustee of the C.E. McMillan Family Trust is also the managing member of Fidare Consulting Group, LLC ("Fidare") and Cicerone Corporate Development, LLC ("Cicerone").  The advance had not been repaid as of June 30, 2013.

At various times, Cicerone has advanced funds to the Company for operating expenses.  During the quarter ended June 30, 2013, Cicerone advanced a total of $85,118.  The principal balance owed to Cicerone was $122,033 with accrued interest of $682 as of June 30, 2013. The managing member of Cicerone is the C. E. McMillan Family Trust.  Harry McMillan is trustee of the C.E. McMillan Family Trust.

We received loans from two of our shareholders totaling $21,055 from inception to June 30, 2012 for the purposes of funding startup operations.  These loans were non-interest bearing and due on demand. On June 30, 2012 these loans totaling $21,055 were forgiven by the shareholders and credited to our additional paid in capital account.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

NOTE 7 – SUBSEQUENT EVENTS

On July 2, 2013, the Company issued 15,584 shares of common stock to Delaney Equity Group as payment of an outstanding invoice owed to them for fees related to the issuance of the Series A Convertible Preferred stock.

On September 4, 2013, we received a $750,000 Revolving Credit Note (the "Cicerone Revolving Note") from Cicerone Corporate Development, LLC ("Cicerone") (a related party).  The Cicerone Revolving Note matures on February 1, 2015 and bears interest at the rate of LIBOR plus 2.75% per annum, which is payable semi-annually on June 30 and December 31 of each year. We may request advances on the Cicerone Revolving Note in increments of $10,000 at any time prior to the maturity date.  If we do not pay the outstanding amount on the maturity date, then the interest rate shall increase to the lesser of 12% or the maximum rate of interest permitted by law. As an inducement to entering into the Cicerone Revolving Note, we issued Cicerone 1,500,000 shares of our common stock (the "Inducement Shares").  The Cicerone Revolving Note contains standard events of default, including nonpayment of the Note or any other liability exceeding $50,000, as well as a change in control or entry into bankruptcy, upon which Cicerone may enforce its rights under the Revolving Note.  At the time of entering into the Cicerone Revolving Note, Cicerone had already loaned us approximately $65,100, which amount is included as amount advanced under the Cicerone Revolving Note that must be paid back.  As of May 27, 2014, we received a total of approximately $368,114, including the $65,100, in advances under the Cicerone Revolving Note.  The managing member of Cicerone is the C.E. McMillan Family Trust.  Harry McMillan is trustee of the C.E. McMillan Family Trust.

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

On September 30, 2013, we issued Mr. Kevin Carreno, a former Board Member, 21,364 shares of our common stock as payment of outstanding invoices owed to him for his legal services, which is valued at $79,173.

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

On April 28, 2014, the Company granted 108,000 options to purchase the Company’s common stock with a three year term and an exercise price of $1 pursuant to the terms of the board of director’s agreement with Michael Farmer. The value of the options at April 28th was $427,901.

On April 28, 2014, the Company granted 200,000 options to purchase the Company’s common stock with a three year term and an exercise price of $3 pursuant to the terms of the board of director’s agreement with Michael Farmer. The value of the options at April 28th was $751,494.

On April 30, 2014, the Company issued Mr. Richardson 5,000 shares of common stock valued at $20,000 and 20,000 warrants valued at $58,897 pursuant to the terms of his Officer Agreement.

On April 30, 2014, the Company issued Fidare Consulting Group 5,000 shares of common stock valued at $20,000 and 20,000 warrants valued at $58,897 pursuant to the terms of its Consulting Agreement.

On May 20, 2014, we sent a letter to GNE informing them of this determination and seeking to mutually terminate the Agreement.  Given the amount of time that has passed since we first entered into negotiations with GNE and the lack of any tangible results as contemplated in the Agreement, in addition to GNE'S failure to uphold certain of its obligations under the Agreement, we determined it would be in our best interest to terminate the Agreement  In that letter, we requested that GNE comply with the termination provisions of the Agreement and provide the stock power necessary to cancel the shares and return the $700,000 advanced to them under the terms of the Agreement.  Accordingly, once GNE returns the $700,000 and submits the outstanding stock power, we shall immediately consent to and permit the mutual termination of the Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The independent registered public accounting firm’s report on the Company’s financial statements as of March 31, 2013, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

PLAN OF OPERATIONS

Overview

Rangeford Resources, Inc. (the “Company”) is a development stage company that was incorporated on December 4, 2007, in the state of Nevada. The Company has never declared bankruptcy, it has never been in receivership. Since becoming incorporated, Rangeford Resources has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations and the Company owns no subsidiaries. The fiscal year end is March 31st. The Company has not had revenues from operations since its inception and/or any interim period in the current fiscal year.

Going Concern

We have incurred net losses of approximately $2,752,622 since inception through June 30, 2013.  The report of our independent registered public accounting firm on our financial statements for the year ended March 31, 2013 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Plan of Operation

We have $574,494 in current liabilities as of June 30, 2013.  From the date of inception (December 4, 2007) to June 30, 2013, the Company has recorded a net loss of $2,752,622 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC.  In order to survive as a going concern over the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

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

Black Gold Kansas Productions, LLC

On October 2, 2013, the Company executed a Letter of Intent (“LOI”) with Black Gold Kansas Productions, LLC, a Texas limited liability company (“BGKP”).  The LOI sets forth the parties intention to enter into and negotiate a Purchase and Sale Agreement (“PSA”), the basic terms of which are set forth in the LOI.

On January 14, 2014, the Parties executed the contemplated PSA.

Pursuant to the PSA, the Company shall receive the following:

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

The total consideration for the purchase, sale and conveyance of the Assets to the Company and the Company’s assumption of the undivided share of liabilities provided for in the PSA, is the Company’s payment to BGKP of the sum of $1,005,159 (the “Purchase Price”), as adjusted in accordance with the provisions of the PSA. As of the date of this Report, the Company has not yet paid the Purchase Price and will not be able to do so without receiving additional funding, of which there can be no guarantee.  Accordingly, the purchase may not occur.

The PSA may be terminated (1) at any time prior to closing by mutual written consent of the Company and BGKP, (2) by either party if closing has not occurred by November, 2013, or such later date to which the Closing Date has been delayed, (3) by the Company if there is a material breach of the representations and warranties made by BGKP with 15 days prior notice, and (4) by BGKP if there is a material breach of the representations and warranties made by the Company with 15 days prior notice.

The Company was required to give a $10,000 deposit upon signing the PSA, which BGKP may retain as liquidated damages if the Company fails to close the transactions contempleted by the PSA on the closing date if all of the closing conditions are satisfied and BGKP is ready, willing and able to perform its obligations under the PSA, or, if BGKP terminates the PSA due to the Company's material breach of any of its representations and warranties included in the PSA or failure to comply with its covenants and agreements after the related cure period set forth in the PSA.

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

As of June 30, 2013, the Company had transferred a total of $700,000 and issued 7,400,000 shares of common stock to GNE towards the purchase of the oil and gas properties, but the agreement has not been consummated. The $700,000 payment was initially recorded as a long-term deposit on the balance sheet and, subsequently, has been charged to impairment of deposit on the income statement for the year ended March 31, 2013.

GNE has returned the stock certificate for 7,400,000 shares, however, GNE did not submit an executed stock power which is required to cancel the GNE shares.  The 7,400,000 shares are considered issued and outstanding at June 30, 2013.  The deposit of $36,557 recorded on the balance sheet as of June 30, 2013, which is related to the issuance of the 7,400,000 shares of common stock, will be reversed in the period the shares are properly cancelled.

On May 20, 2014, we sent a letter to GNE informing them of this determination and seeking to mutually terminate the Agreement.  Given the amount of time that has passed since we first entered into negotiations with GNE and the lack of any tangible results as contemplated in the Agreement, in addition to GNE'S failure to uphold certain of its obligations under the Agreement, we determined it would be in our best interest to terminate the Agreement  In that letter, we requested that GNE comply with the termination provisions of the Agreement and provide the stock power necessary to cancel the shares and return the $700,000 advanced to them under the terms of the Agreement.  Accordingly, once GNE returns the $700,000 and submits the outstanding stock power, we shall immediately consent to and permit the mutual termination of the Agreement.

Drilling and Development

The Company does not anticipate any costs or expenses to be incurred for drilling research and development within the next six months.

Results of Operations

For the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

During the three months ended June 30, 2013 and 2012, the Company did not recognize any revenues from it operating activities.

For the three months ended June 30, 2013, the Company recognized a net loss of $271,367 compared to $1,715 for the year ended June 30, 2012. The increase of $269,652 was a result of the Company’s increase in expenses for legal, accounting, and professional consulting services for corporate strategies and interest expense.

Liquidity and Capital Resources

At June 30, 2013, the Company had total current assets of $18,405, including cash of $2,155 and $16,250 in prepaid expenses to a related party.  At June 30, 2013, the Company had total current liabilities of $574,494 which includes, $345,683 in accounts payable, $6,679 in accrued interest, and, $222,133 in notes payable.  At June 30, 2013, the Company had a working capital deficit of $556,089.

During the quarter ended June 30, 2013, the Company used cash of $82,962 in our operations compared to $45 during the year ended June 30, 2012.  No cash was provided by or used in investing activities for the quarter ended June 30, 2013 and 2012.  During the quarter ended June 30, 2013, the Company received funds of $85,117 from financing activities and no cash from financing activities for the quarter ended June 30, 2012.

Cicerone Corporate Development, LLC (a related party) advanced $85,117 to the Company for operating expenses during the quarter ended June 30, 2013.

We received loans from two of our shareholders totaling $21,055 from inception to June 30, 2012 for the purposes of funding startup operations.  These loans were non-interest bearing and due on demand.  On June 30, 2012 these loans totaling $21,055 were forgiven by the shareholders and credited to our additional paid in capital account.

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

Going Concern

We have incurred net losses of approximately $2,752,622 since inception through June 30, 2013.  The report of our independent registered public accounting firm on our financial statements for the year ended March 31, 2013 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to smaller reporting companies

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company failed to timely file its annual report on Form 10K for the year ended March 31, 2013 and the quarterly reports on Form 10-Q for that same fiscal year, which demonstrates that its Disclosure Controls and Procedures have been inadequate.

Evaluation of Disclosure Controls and Procedures

As of the end of our last fiscal year ended March 31, 2013 and the quarter ended June 30, 2013, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of March 31, 2013 or June 30, 2013, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Going forward from this filing, the Company intends to re-establish and maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

During the quarter covered by this Report, there were not any changes in our internal control over financial reporting identified in connection with the evaluation management performed at the end of the quarter ending June 30, 2013 or the end of the fiscal year ending March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

Other than those disclosed in the Annual Report on Form 10K for the year ending March 31, 2013, as amended, there have not been any changes in our internal control over financial reporting identified in connection with the evaluation management performed at the end of the fiscal year ending March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On June 7, 2012, several former shareholders (including the Company’s CEO, Dr. Steven Henson, although not in such capacity) of Sun River Energy, Inc. (“Sun River”) filed a derivative action against Sun River and its management in a case now styled Colin Richardson, et al., derivatively on behalf of Sun River Energy, Inc. v. Sun River Energy, Inc. v. Donald R. Schmidt, Jr., et al., Cause No. DC-12-06318, in the District Court of Dallas County, Texas (the “Derivative Suit”).  On January 24, 2013, the Court found the Plaintiffs in the case had shown a probable right to the relief sought at an evidentiary hearing and a likelihood of success on the claims of breach of fiduciary duty, fraudulent transfer and certain defamation claims, and entered a temporary injunction against Sun River and its management (the “Temporary Injunction”).  The terms of the Temporary Injunction prevent Sun River, and all officers, directors, agents, servants, attorneys, employees, and all those in active concert or participation, from any performance, claims of default, payments, transfer or other actions with respect to certain notes and mortgages; any payments on those notes based on alleged past due compensation without Board Approval and without providing notice to the parties; entry into contracts by Donal R. Schmidt, Jr. to lease, purchase, or sell Sun River’s interest in its hard rock minerals, coal, oil, timber, gas and or other minerals in Colfax County, New Mexico, without Board Approval and without providing notice to the parties, and any and all issuances of stock or any other compensation, payments, bonuses, gifts or other transfers  by Sun River to the Defendants without Board Approval and without providing notice to the parties outside of normal payroll payment activity.  On February 7, 2013, Defendants Schmidt et al. filed an Amended Answer, Special Exception, Counterclaim and Original Third Party Petition asserting claims against certain third parties for breach of contract, breach of fiduciary duty, misappropriation of confidential information, and against the Company (as well as others) for conversion, constructive trust and conspiracy and places some of the blame for these alleged actions on Dr. Steven Henson.  On January 27, 2014, upon motion made by the Company and other third party defendants in their joint motions for severance of third party claims relief was granted by the district court of Dallas County, Texas and a new suit, styled Sun River, et al. v. the Company, et al. (including the other initial third party defendants) was created (the “Third Party Suit”); however, as of June 30, 2013, Sun River has yet to pay the requisite filing fees and the case has yet to be assigned a cause number.  As a result of such severance, the Company is no longer a party to the Derivative Suit.  The Derivative Suit case is set for trial on June 9, 2014.  Subject, it is understood to a Motion for Continuance.  There is no current trial set in the Third Party Suit although the parties to the Third Party Suit have circulated an agreed Scheduling Order setting the Third Party Suit for trial in January 2015; no order setting such trial date has been submitted for the Court’s signature as of this date.  In addition, Sun River appealed the decision of temporary injunction in the Derivative Suit and on January 13, 2014, the Appeals Court reversed the temporary injunction in the Derivative Suit on the grounds that the Plaintiffs did not show imminent harm.  Plaintiffs in the Derivative Suit have filed a new request for temporary injunction to the Appeals Court seeking new relief. Dr. Steven Henson believes the claims in the Third Party Suit are completely without merit and the Company will defend their respective positions vigorously.

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

Item 1A. Risk Factors.

Not Applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information on any and all equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended and not included in a previously filed Current Report on Form 8-K is set forth below:

On May 5, 2013, the Company issued 5,000 shares of common stock valued at $22,000 to Mr. Kevin Carreno, pursuant to the terms of his contract to provide legal services to the company.

On May 28, 2013, the Company issued 28,356 shares to Fidare Consulting Group related to the exercise of 40,000 warrants.

As of June 30, 2013, the Company had authorized the issuance of 9,000 shares of common stock valued at $37,590 to Mr. Kevin Carreno, pursuant to the terms of his contract to provide legal services to the company.

As of June 30, 2013, the Company had authorized the issuance of 15,584 shares of common stock to Delaney Equity Group as payment of an outstanding invoice owed to them for fees related to the issuance of the Series A Convertible Preferred stock.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following is a complete list of exhibits filed as part of this Form 10-Q.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description
10.1	Purchase and Sale Agreement between the Company and Black Gold Kansas Productions, LLC
31.1	Certification of Chief Financial Officer and Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101**	Interactive Data File (Form 10-Q for the quarter ended June 30, 2013 furnished in XBRL).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

** To be filed by Amendment

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RANGEFORD RESOURCES, INC.

Dated: June 3, 2014	By:	/s/ Colin Richardson
Colin Richardson
Chief Executive Officer, President, Principal Executive Officer and Principal Financial and Accounting Officer