Form 10-Q
period 2013-09-30
Rangeford Resources, Inc.
filed 2014-06-03
CIK 1438035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

RANGEFORD RESOURCES, INC.

FORM 10-Q

September 30, 2013

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	5
Item 2.	Management ’ s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

RANGEFORD RESOURCES, INC.
(A Development Stage Company)
Unaudited Balance Sheets

	September 30,	March 31,
	2013	2013
ASSETS

Current assets
Cash	$ 2,155	$ -
Prepaid expenses-related party	8,125	24,375
Debt Issuance Costs-net of amortization	156,455	-
Total current assets	166,735	24,375

Deposit	36,557	36,557

Total assets	$ 203,292	$ 60,932

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	418,155	288,468
Accrued interest payable	2,023	3,504
Related party advances and notes payable	170,081	137,015
Total current liabilities	590,259	428,987

Stockholders' deficit
Series A convertible preferred stock, $.001 par value, stated value $5.00 per share, 3,000,0000 shares authorized; 182,000 and 162,000 shares issued and outstanding at September 30, 2013 and 2012, respectively	182	162
Common stock, $.001 par value; 75,000,000 shares authorized; 19,716,822 and 18,102,912 shares issued and outstanding at September 30, 2013 and 2012, respectively	19,717	18,128
Additional paid in capital	2,739,677	2,094,910
Deficit accumulated during the development stage	(3,146,543)	(2,481,255)
Total stockholders' deficit	(386,967)	(368,055)

Total liabilities and stockholders' deficit	$ 203,292	$ 60,932

See accompanying notes to unaudited financial statements

RANGEFORD RESOURCES, INC.
(A Development Stage Company)
Unaudited Statements of Operations
	Three months ended		Six months ended		For the period from December 4, 2007 (inception) to
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013

Operating expenses
Investor relations	9,735	17,104	24,866	17,104	55,360
Professional fees	8,921	6,733	65,104	6,933	162,494
Professional fees-related party	361,766	262,121	523,856	262,121	1,999,777
General and administrative	1,890	2,525	36,678	4,040	131,370
Impairment of deposit	-	-	-	-	700,000
Total operating expenses	382,312	288,483	650,504	290,198	3,049,001

Loss from operations	(382,312)	(288,483)	(650,504)	(290,198)	(3,049,001)

Other expense
Interest expense	11,608	-	14,783	-	97,541
Total other expense	11,608	-	14,783	-	97,541

Loss before income taxes	(393,920)	(288,483)	(665,287)	(290,198)	(3,146,542)

Provision for income tax	-	-	-	-	-

Net loss	$ (393,920)	$ (288,483)	$ (665,287)	$ (290,198)	$ (3,146,542)

Preferred stock dividends	(64,632)	-	(64,632)	-	(760,401)

Net loss attributable to common shareholders	$ (458,552)	$ (288,483)	$ (729,919)	$ (290,198)	$ (3,906,943)

Basic and diluted loss per common share	$ (0.03)	$ (0.03)	$ (0.04)	$ (0.03)

Weighted average shares outstanding	18,295,114	10,081,700	18,214,938	10,081,700

See accompanying notes to unaudited financial statements

RANGEFORD RESOURCES, INC.
(A Development Stage Enterprise)
Unaudited Statements of Cash Flows
	Six months ended		For the period from December 4, 2007 (inception) to
	September 30,		September 30,
	2013	2012	2013
Cash flows from operating activities
Net loss	$ (665,287)	$ (290,198)	$ (3,146,541)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	373,656	212,175	1,075,082
Amortization of debt discount	7,883	-	86,677
Warrant expense	-	27,945	495,695
Preferred stock issued for interest expense	8,381	-	8,381
Impairment of deposit	-	-	700,000
Changes in operating assets:			-
Prepaid expenses	16,250	(1,200)	(8,125)
Changes in operating liabilities:			-
Accounts payable	129,687	50,699	357,855
Accrued interest payable	(1,481)	-	2,023
Net cash used in operating activities	$ (130,911)	$ (579)	$ (428,953)

Cash flows from investing activities
Deposit	-	-	(600,000)
Net cash used in investing activities	$ -	$ -	$ (600,000)

Cash flows from financing activities
Proceeds from related party payable	133,066	2,000	226,716
Repayments of related party payables	-	-	(35,580)
Issuance of Series A preferred stock	-	-	810,000
Contributed capital	-		4,160
Proceeds from issuance of stock	-	-	25,813
Net cash provided by financing activities	$ 133,066	$ 2,000	$ 1,031,109

Net (decrease) increase in cash	2,155	1,421	2,155
Cash at beginning of period	-	200	-
Cash at end of period	$ 2,155	$ 1,621	$ 2,155

Supplemental disclosure of non-cash investing and financing activities:
Issuance of Series A preferred stock to settle shareholder note payable	$ 108,381	$ -	$ 108,381
Issuance of 7,630,058 shares of common stock for professional and consulting services	$ -	$ -	$ 13,200
Issuance of 275,000 shares of common stock with debt	$ -	$ -	$ 78,794
Issuance of 7,400,000 shares of common stock for deposit	$ -	$ -	$ 36,557
Cash paid directly to third party for deposit	$ -	$ -	$ 100,000
Forgiveness of related party loans	$ -	$ 23,055	$ 21,055
Unpaid issuance costs	$ -	$ -	$ 60,300

See accompanying notes to unaudited financial statements

Rangeford Resources, Inc.

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

For the Three Months and Six Months Ended September 30, 2013 and 2012 and the

Period of December 4, 2007 (Inception) to September 30, 2013

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the US (US GAAP) for interim financial information, with the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements.  The accompanying financial statements at September 30, 2013 and March 31, 2013 and for the three months ended September 30, 2013 and 2012 contain all normally recurring adjustments considered necessary for a fair presentation of our financial position, results of operations, cash flows and shareholders’ equity for such periods.  Operating results for the three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending March 31, 2014.

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

As of September 30, 2013, the Company had transferred a total of $700,000 and issued 7,400,000 shares of common stock to GNE towards the purchase of the oil and gas properties, but the agreement has not been consummated. The $700,000 payment was initially recorded as a long-term deposit on the balance sheet and, subsequently, has been charged to impairment of deposit on the income statement for the year ended March 31, 2013.

GNE has returned the stock certificate for 7,400,000 shares, however, GNE did not submit an executed stock power which is required to cancel the GNE shares.  The 7,400,000 shares are considered issued and outstanding at September 30, 2013.  The deposit of $36,557 recorded on the balance sheet as of June 30, 2013, which is related to the issuance of the 7,400,000 shares of common stock, will be reversed in the period the shares are properly cancelled.

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

Professional Services

The company recorded professional fees to related parties of $361,766 which are as follows:

		For the three	For the six
		months ended	months ended
		June 30, 2013	September 30, 2013
Fidare Consulting Group, LLC	Strategic planning	$ 212,183	$ 212,183
Directors Fees		36,500	79,000
Kevin A. Carreno	Director/Legal	41,583	101,173
Colin Richardson	President	30,000	60,000
Suzie Guthrie	Secretary	11,500	11,500
Steven R. Henson	Former President	30,000	60,000
		$ 361,766	$ 523,856

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

The Consulting Agreement with Fidare was terminated on February 28, 2013 with an effective date of April 4, 2013.

On June 26, 2013, the Company entered into a new Consulting Agreement with Fidare to provide consulting services relating to corporate governance, accounting procedures and control and strategic planning  In accordance with the terms of the Consulting Agreement, Fidare receives monthly compensation of shares of common stock valued at $20,000 based on the price at the close on the last trading day of each month and 20,000 warrants to purchase common stock, with each warrant having an exercise price equal to the closing sale price of the Common Stock on the date of issue and providing for a cashless or net issue exercise.  As of September 30, 2013, 118,606 shares of common stock and 200,000 warrants had been issued to Fidare. As of May 27, 2014, 148,959 shares of common stock and 340,000 warrants have been issued to Fidare, pursuant to the terms of the contract.  The managing member of Fidare is the C.E. McMillan Family Trust.  Harry McMillan is trustee of the C.E. McMillan Family Trust.

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

Grant Date	Warrants issued	Fair Value	Expected Volatility	Expected Dividends	Expected term (in years)	Risk-free rate	Estimated Fair Value Using Black-Scholes Model
September 30, 2012	20,000	$ 29,714	249.8%	-	2	0.23%	$ 1.49
October 31, 2012	20,000	$ 18,667	250.8%	-	2	0.30%	$ 0.93
November 30, 2012	20,000	$ 92,494	251.6%	-	2	0.25%	$ 4.62
December 31, 2012	20,000	$ 129,565	252.0%	-	2	0.25%	$ 6.48
January 31, 2013	20,000	$ 120,711	254.7%	-	2	0.27%	$ 6.04
February 28, 2013	20,000	$ 130,322	256.9%	-	2	0.25%	$ 6.52
March 31, 2013	20,000	$ 22,711	256.8%	-	2	0.25%	$ 1.14
July 31, 2013	20,000	$ 40,096	257.1%	-	2	0.31%	$ 2.00
August 31, 2013	20,000	$ 52,340	251.9%	-	2	0.39%	$ 2.62
September 30, 2013	20,000	$ 59,747	248.2%	-	2	0.33%	$ 2.99
Total	200,000	$ 696,367

In December 2012, the Company entered into a Master Services Agreement with IntreOrg Systems, Inc. (“IntreOrg”) to provide third party data aggregation and surveillance of share ownership, purchases, sales and custody by individuals, institutions, broker-dealers, clearing agents, and custodians for a period of one year commencing on December 31, 2012.  The annual subscription service is $30,000 plus a one-time set-up fee of $2,500.  The agreement renews automatically and remains “evergreen” for succeeding one year terms, unless terminated according to the termination provisions contained in the agreement. The former principle owner and CEO/President/Director of IntreOrg was the President and a major stockholder of the Company as of September 30, 2013.

NOTE 5 – RELATED PARTY NOTES PAYABLE AND ADVANCES

On November 1, 2012, the Company entered into a note agreement with a shareholder/director of the Company, pursuant to which the Company borrowed $100,000 from the shareholder which was payable in 60 days with interest at 6% per annum (the “Hadley Note”).  Proceeds from the Hadley Note were paid directly to GNE as a deposit to purchase certain oil and gas assets (see Note 3).  The Hadley Note was payable in 60 days with interest at 6% per annum.  In accordance with the terms of the note, the Company agreed to issue 250,000 shares of unregistered common stock to the shareholder.  The shares of unregistered common stock had a relative fair value of approximately $71,631 as of November 1, 2012, which was recorded as additional interest expense over the 60 day term of the note. As of September 30, 2013, all 250,000 shares were issued to Hadley.  On September 23, 2013 the Company issued 20,000 shares of its Series A convertible preferred stock to settle the past due outstanding promissory note payable to settle the Hadley Note in full.  No gain or loss will be recognized on settlement of the debt because the fair value of the preferred stock issued is equal to the carrying value of the debt.

On November 28, 2012, the C. E. McMillan Family Trust advanced the Company $100 to facilitate the opening of a new bank account.  The trustee of the C.E. McMillan Family Trust is also the managing member of Fidare Consulting Group, LLC ("Fidare") and Cicerone Corporate Development, LLC ("Cicerone").  The advance had not been repaid as of September 30, 2013.

At various times, Cicerone has advanced funds to the Company for operating expenses.  During the quarter ended September 30, 2013, Cicerone advanced a total of $47,949.  The principal balance owed to Cicerone was $169,982 with accrued interest of $2,023 as of September 30, 2013. The managing member of Cicerone is the C. E. McMillan Family Trust.  Harry McMillan is trustee of the C.E. McMillan Family Trust.

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

NOTE 6 – CORRECTION OF AN ERROR

During the preparation of this quarterly report, certain errors were identified related to the 2012 comparative period.  The error was related to an understatement of $228,500 in professional fees to a related party which were originally recorded in the quarter ended September, 2012.  The impact on the net loss for the 2012 year for the adjustment of $228,500 to professional services-related party was offset in the subsequent quarter by an overstatement of $198,956 in interest expense and a decrease in professional services-related part of $5,972. The combined impact on the 2012 net loss of the adjustments to this quarter and the subsequent quarter are an increase in the net loss of $23,572.  Certain items were reclassified to conform to the current year presentation.  Management evaluated this error both quantitatively and qualitatively, and determined that the error was immaterial to the prior year.  Pursuant to the SEC SAB Topic 108, the prior period amounts have been corrected in this filing.

The following tables reflect the impact of the error:

Statement of Operations for the quarter ended September 30, 2012:

	As reported	Adjustment	As Adjusted
Operating expenses
Investor relations	17,104	-	17,104
Professional fees	40,353	(33,620)	6,733
Professional fees-related party	-	262,121	262,121
General and administrative	2,526	(1)	2,525
Impairment of deposit	-	-	-
Total operating expenses	59,983	228,500	288,483

Loss from operations	(59,983)	(228,500)	(288,483)

Other expense
Interest expense	-	-	-
Total other expense	-	-	-

Loss before income taxes	(59,983)	(228,500)	(288,483)

Provision for income tax	-	-	-

Net loss	$ (59,983)	$ (228,500)	$ (288,483)

Preferred stock dividends	-	-	-

Net loss attributable to common shareholders	$ (59,983)	$ (228,500)	$ (288,483)

Basic and diluted loss per common share	$ (0.01)	$ (0.02)	$ (0.03)

Weighted average shares outstanding	10,081,700	-	10,081,700

Statement of Cash Flows for the quarter ended September 30, 2012:

	As reported	Adjustment	As Adjusted
Cash flows from operating activities
Net loss	$ (61,698)	$ (228,500)	$ (290,198)
Adjustments to reconcile net loss to net cash			-
used in operating activities:			-
Common stock issued for services	11,620	200,555	212,175
Amortization of debt discount	-	-	-
Warrant expense	-	27,945	27,945
Impairment of deposit	-	-	-
Changes in operating assets:	-	-	-
Prepaid expenses	(1,200)	-	(1,200)
Changes in operating liabilities:	-	-	-
Accounts payable	50,699	-	50,699
Accrued interest payable			-
Net cash used in operating activities	$ (579)	$ -	$ (579)

Cash flows from investing activities
Deposit	-	-	-
Net cash used in investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party payable	2,000	-	2,000
Repayments of related party payables	-	-	-
Issuance of Series A preferred stock	-	-	-
Contributed capital	-	-	-
Proceeds from issuance of stock	-	-	-
Net cash provided by financing activities	$ 2,000	$ -	$ 2,000
-
Net (decrease) increase in cash	1,421	-	1,421
Cash at beginning of period	200	-	200
Cash at end of period	$ 1,621	$ -	$ 1,621

See accompanying notes to unaudited financial statements

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

NOTE 8 – SUBSEQUENT EVENTS

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

Going Concern

We have incurred net losses of approximately $3,146,542 since inception through September 30, 2013.  The report of our independent registered public accounting firm on our financial statements for the year ended March 31, 2013 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Plan of Operation

We have $590,259 in current liabilities as of September 30, 2013.  From the date of inception (December 4, 2007) to September 30, 2013, the Company has recorded a net loss of $3,146,542 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC.  In order to survive as a going concern over the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

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

As of September 30, 2013, the Company had transferred a total of $700,000 and issued 7,400,000 shares of common stock to GNE towards the purchase of the oil and gas properties, but the agreement has not been consummated. The $700,000 payment was initially recorded as a long-term deposit on the balance sheet and, subsequently, has been charged to impairment of deposit on the income statement for the year ended March 31, 2013.

GNE has returned the stock certificate for 7,400,000 shares, however, GNE did not submit an executed stock power which is required to cancel the GNE shares.  The 7,400,000 shares are considered issued and outstanding at June 30, 2013.  The deposit of $36,557 recorded on the balance sheet as of September 30, 2013, which is related to the issuance of the 7,400,000 shares of common stock, will be reversed in the period the shares are properly cancelled.

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

Results of Operations

For the Three and Six Months Ended September 30, 2013 Compared to the Three Months and Six Months Ended September 30, 2012

The following table sets forth information from our statements of operations for the three months ended September 30, 2013 and 2012.

	Three months ended September 30,		Increase/
	2013	2012	Decrease

Operating expenses
Investor relations	9,735	17,104	$ (7,369)
Professional fees	8,921	6,733	2,188
Professional fees-related party	361,766	262,121	99,645
General and administrative	1,890	2,525	(635)
Total operating expenses	382,312	288,483	93,829

Loss from operations	(382,312)	(288,483)	(93,829)

Other expense
Interest expense	11,608	-	11,608
Total other expense	11,608	-	11,608

Loss before income taxes	(393,920)	(288,483)	(105,437)

Provision for income tax	-	-	-

Net loss	$ (393,920)	$ (288,483)	$ (105,437)

During the three months ended September 30, 2013 and 2012, the Company did not recognize any revenues from it operating activities.

For the three months ended September 30, 2013, the Company recognized a net loss of $393,920 compared to $288,483 for the three months ended September, 2012. The increase of $82,867 was a result of the Company’s increase in expenses for operational charges and interest expense.

During the three months ended September 30, 2013, the Company incurred $9,735 in investor relations expenses as compared to $17,104 in the comparable period in the prior year.  The decrease of $7,369 was due to timing differences.

During the three months ended September 30, 2013, the Company incurred $8,921 in professional fees compared with $6,733 in the comparable period in the prior year. During the three months ended September 30, 2013, the Company incurred $361,766 in professional fees-to related parties compared with $262,121 in the comparable period in the prior year.  The increase in professional fees were primarily related to legal, accounting, management and board fees resulting from the GNE agreement, the Preferred Stock issuance and corporate governance.  Professional fees- related party related to the professional services contract with Fidare Consulting Group, LLC to provide consulting services relating to corporate governance, accounting procedures and controls and strategic planning in the amount of $212,183 of which $60,800 was paid in common stock $152,183 was paid in the form of warrants to purchase common stock (see Note 4).

General and administrative expenses decreased to $1,890 from $2,525 primarily related to decreases in common stock transfer fees, quote fees for the Company’s common stock and meals and entertainment associated with the Company’s increased activities.

During the three months ended September 30, 2013, the Company incurred $11,285 in interest expense compared with none in the prior year period.

The following table sets forth information from our statements of operations for the six months ended September 30, 2013 and 2012.

	Six months ended September 30,		Increase/
	2013	2012	Decrease
Operating expenses
Investor relations	24,866	17,104	7,762
Professional fees	65,104	6,933	58,171
Professional fees-related party	523,856	262,121	261,735
General and administrative	36,678	4,040	32,638
Total operating expenses	650,504	290,198	360,306

Loss from operations	(650,504)	(290,198)	(360,306)
Other expense
Interest expense	14,783	-	14,783
Total other expense	14,783	-	14,783
Loss before income taxes	(665,287)	(290,198)	(375,089)
Provision for income tax	-	-	-
Net loss	(665,287)	(290,198)	(375,089)

During the six months ended September 30, 2013 and 2012, the Company did not recognize any revenues from it operating activities.

During the six months ended September 30, 2013, the Company recognized a net loss of $665,287 compared to a net loss of $290,198 for the six months ended September 30, 2012. The increase of $375,089 was the result of the Company’s increase in operational expenses and interest charges.

During the six months ended September 30, 2013, the Company incurred $24,866 in investor relations expenses as compared to $17,104 in the comparable period in the prior year as the Company commenced a more active role in communicating the Company’s activities to shareholders.

During the six months ended September 30, 2013, the Company incurred $65,104 in professional fees compared with $6,933 in the comparable period in the prior year. During the six months ended September 30, 2013, the Company incurred $523,856 in professional fees-to related parties compared with $262,121 in the comparable period in the prior year.  The increase in professional fees were primarily related to legal, accounting, management and board fees resulting from the GNE agreement, the Preferred Stock issuance and corporate governance.  Professional fees- related party related to the professional services contract with Fidare to provide consulting services relating to corporate governance, accounting procedures and controls and strategic planning in the amount of $212,183 of which $60,800 was paid in common stock $152,183 was paid in the form of warrants to purchase common stock (see Note 4).

General and administrative expenses increased to $36,679 from $4,040 primarily relating to increase in common stock transfer fees, quote fees for the company’s common stock and meals and entertainment associated with the Company’s increased activities.

During the six months ended September 30, 2013, the Company incurred $14, 783 in interest expense compared with none in the prior year period.  Interest expense of $4,877 was incurred on the Hadley note, $2,023 on the Cicerone revolving line of credit, and includes amortization of debt issuance costs of $7,883 related to the issuance of the Cicerone note. (see Note 5).

Liquidity and Capital Resources

At September 30, 2013, the Company had total current assets of $166,735, including cash of $2,155, $8,125 in prepaid expenses to a related party, and debt issuance costs-net of amortization of $156,455.  At September 30, 2013, the Company had total current liabilities of $590,259 which includes, $418,155 in accounts payable, $2,023 in accrued interest, and, $170,082 in notes payable.  At September 30, 2013, the Company had a working capital deficit of $423,524.

During the six months ended September 30, 2013, the Company used cash of $139,292 in our operations compared to $579 during the six months ended September 30, 2012.  No cash was provided by or used in investing activities for the six months ended September 30, 2013 and 2012.  During the six months ended September 30, 2013, the Company received funds of $141,447 from financing activities and generated $2,000 cash from financing activities for the six months ended September 30, 2012.

Cicerone Corporate Development, LLC (a related party) advanced $133,066 to the Company for operating expenses during the quarter ended September 30, 2013.

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

Going Concern

We have incurred net losses of approximately $3,146,542 since inception through September 30, 2013.  The report of our independent registered public accounting firm on our financial statements for the year ended March 31, 2013 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

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

Evaluation of Disclosure Controls and Procedures

As of the end of our last fiscal year ended March 31, 2013 and the quarter ended September  30, 2013, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of March 31, 2013 or September 30, 2013, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the quarter covered by this Report, there were not any changes in our internal control over financial reporting identified in connection with the evaluation management performed at the end of the quarter ending September 30, 2013 or the end of the fiscal year ending March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

On September 23, 2013, the Company issued 20,000 shares of its Series A convertible preferred stock to settle the past due outstanding promissory note payable to settle the Hadley Note in full.

On September 24, 2013, the Company issued 1,500,000 shares with a relative value of $164,338 to Cicerone Corporate Development, LLC related to providing the $750,000 line of credit.

On September 30, 2013, we issued Mr. Kevin Carreno, a former Board Member, 12,364 shares of our common stock as payment of outstanding invoices owed to him for his legal services, which is valued at $41,583.

For the quarter ended September 30, 2013 the company authorized the issuance of 18,606 shares of common stock valued at $60,000 pursuant to the terms of the consulting agreement with Fidare Consulting Group, LLC.

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

Exhibit Number	Description
31.1	Certification of Chief Financial Officer and Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101**	Interactive Data File (Form 10-Q for the quarter ended September 30, 2013 furnished in XBRL).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

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