Form 10-Q/A
period 2013-06-30
Rangeford Resources, Inc.
filed 2014-06-04
CIK 1438035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

Rangeford Resources, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2013 (the “Form 10-Q”), filed with the Securities and Exchange Commission on June 3, 2014 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.      Exhibits

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer required by Rule 13a-14/15d-14(a) under the Exchange Act
31.2*	Certification of Chief Financial Officer required by Rule 13a-14/15d-14(a) under the Exchange Act
32.1*+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	RL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Previously filed or furnished, as applicable, with the Company’s quarterly report on Form 10-Q.

** Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

+ In accordance with SEC Release 33-8238, Exhibit 32.1 and Exhibit 32.2 are furnished and not filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RANGEFORD RESOURCES, INC.

Dated: June 4, 2014	By:	/s/ Colin Richardson
Colin Richardson
Chief Executive Officer, President, Principal Executive Officer and Principal Financial and Accounting Officer