Form 10-Q
period 2013-12-31
Rangeford Resources, Inc.
filed 2014-06-04
CIK 1438035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

[  ] Yes [X] No

As of May 27, 2014, there were 19,843,385 shares of the registrant’s common stock issued and outstanding.

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	5
Item 2.	Management ’ s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	30

PART II-- OTHER INFORMATION

INTRODUCTORY NOTE

Except as otherwise indicated by the context, references in this interim report on Form 10-Q (this “Form 10-Q”) to the “Company,” “Rangeford” “we”, “us” or “our” are references to Rangeford Resources, Inc., a Nevada corporation.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

RANGEFORD RESOURCES, INC.
(A Development Stage Company)
Unaudited Balance Sheets

	December 31,	March 31,
	2013	2013
ASSETS

Current assets
Cash	$ 11,653	$ -
Prepaid expenses-related party	-	24,375
Debt Issuance Costs-net of amortization	128,560	-
Total current assets	140,213	24,375

Deposit	36,557	36,557

Total assets	$ 176,770	$ 60,932

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	408,726	288,468
Accrued interest payable	4,025	3,504
Related party advances and notes payable	347,082	137,015
Total current liabilities	759,833	428,987

Stockholders' deficit
Series A convertible preferred stock, $.001 par value, stated value $5.00 per share, 3,000,0000 shares authorized; 182,000 and 162,000 shares issued and outstanding at December 31, 2013 and March 31, 2013, respectively	182	162
Common stock, $.001 par value; 75,000,000 shares authorized; 19,745,365 and 18,102,912 shares issued and outstanding at December 31, 2013 and March 31, 2013, respectively	19,745	18,128
Additional paid in capital	3,251,759	2,094,910
Deficit accumulated during the development stage	(3,854,749)	(2,481,255)
Total stockholders' deficit	(583,063)	(368,055)

Total liabilities and stockholders' deficit	$ 176,770	$ 60,932

See accompanying notes to unaudited financial statements

RANGEFORD RESOURCES, INC.
(A Development Stage Company)
Unaudited Statements of Operations
	Three months ended		Nine months ended		For the period from December 4, 2007 (inception) to
	December 31,		December 31,		December 31,
	2013	2012	2013	2012	2013

Operating expenses
Investor relations	$ 12,536	$ 400	$ 37,403	$ 17,504	$ 67,896
Professional fees	45,119	6,405	110,223	13,337	207,613
Professional fees-related party	618,111	601,269	1,141,967	863,390	2,617,888
General and administrative	2,544	8,141	39,222	12,182	133,914
Impairment of deposit	-	-	-	-	700,000
Total operating expenses	678,310	616,215	1,328,815	906,413	3,727,311

Loss from operations	(678,310)	(616,215)	(1,328,815)	(906,413)	(3,727,311)

Other expense
Interest expense	29,897	82,094	44,679	82,094	127,438
Total other expense	29,897	82,094	44,679	82,094	127,438

Loss before income taxes	(708,207)	(698,309)	(1,373,494)	(988,507)	(3,854,749)

Provision for income tax	-	-	-	-	-

Net loss	$ (708,207)	$ (698,309)	$ (1,373,494)	$ (988,507)	$ (3,854,749)

Preferred stock dividends	-	(676,624)	(64,632)	(676,624)	(760,401)

Net loss attributable to common shareholders	$ (708,207)	$ (1,374,933)	$ (1,438,126)	$ (1,665,131)	$ (4,679,782)

Basic and diluted loss per common share	$ (0.04)	$ (0.13)	$ (0.08)	$ (0.16)

Weighted average shares outstanding	19,725,875	10,280,385	18,722,227	10,148,074

See accompanying notes to unaudited financial statements

Rangeford Resources, Inc.

(A Development Stage Enterprise)

Notes to Unaudited Financial Statements

For the Three Months and Nine Months Ended December 31, 2013 and 2012 and the

Period of December 4, 2007 (Inception) to June 30, 2013

RANGEFORD RESOURCES, INC.
(A Development Stage Enterprise)
Unaudited Statements of Cash Flows

	Nine months ended		For the period from December 4, 2007 (inception) to
	December 31,		December 31,
	2013	2012	2013
Cash flows from operating activities
Net loss	$ (1,373,494)	$ (988,507)	$ (3,854,749)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	341,473	493,375	1,042,899
Amortization of debt discount	35,778	78,794	114,572
Warrant expense	544,294	248,847	1,039,989
Preferred stock issued for interest expense	8,381	-	8,381
Impairment of deposit	-	-	700,000
Changes in operating assets:			-
Prepaid expenses	24,375	(17,500)	-
Changes in operating liabilities:			-
Accounts payable	120,259	46,806	348,427
Accrued interest payable	521	3,300	4,025
Net cash used in operating activities	$ (298,413)	$ (134,885)	$ (596,456)
Cash flows from investing activities
Deposit	-	(500,000)	(600,000)
Net cash used in investing activities	$ -	$ (500,000)	$ (600,000)
Cash flows from financing activities
Proceeds from related party payable	310,066	100	403,716
Repayments of related party payables	-	-	(35,580)
Issuance of Series A preferred stock	-	785,000	810,000
Contributed capital	-	2,500	4,160
Proceeds from issuance of stock	-	-	25,813
Net cash provided by financing activities	$ 310,066	$ 787,600	$ 1,208,109
Net (decrease) increase in cash	11,653	152,715	11,653
Cash at beginning of period	-	200	-
Cash at end of period	$ 11,653	$ 152,915	$ 11,653

Supplemental disclosure of non-cash investing and financing activities:
Issuance of Series A preferred stock to settle shareholder note payable	$ 108,381	$ -	$ 108,381
Issuance of 1,500,000 shares of common stock with debt	$ 164,338	$ -	$164,338
Issuance of 7,635,058 shares of common stock for professional and consulting services	$ -	$ -	$ 13,200
Issuance of 275,000 shares of common stock with debt	$ -	$ -	$ 78,794
Issuance of 7,400,000 shares of common stock for deposit	$ -	$ -	$ 36,557
Cash paid directly to third party for deposit	$ -	$ 100,000	$ 100,000
Forgiveness of related party loans	$ -	$ 23,055	$ 21,055
Unpaid issuance costs	$ -	$ -	$ 60,300
Supplemental Cash Flow Information:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -
See accompanying notes to unaudited financial statements

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the US (US GAAP) for interim financial information, with the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements.  The accompanying financial statements at December 31, 2013 and March 31, 2013 and for the three months ended December 31, 2013 and 2012 contain all normally recurring adjustments considered necessary for a fair presentation of our financial position, results of operations, cash flows and shareholders’ equity for such periods.  Operating results for the three months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ending March 31, 2014.

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

GNE has returned the stock certificate for 7,400,000 shares, however, GNE did not submit an executed stock power which is required to cancel the GNE shares.  The 7,400,000 shares are considered issued and outstanding at December 31, 2013.  The deposit of $36,557 recorded on the balance sheet as of December 31, 2013, which is related to the issuance of the 7,400,000 shares of common stock, will be reversed in the period the shares are properly cancelled.

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

Professional Services

The company recorded professional fees to related parties of $618,111 for the quarter ended December 31, 2013 which are as follows:

		For the three	For the nine
		months ended	months ended
		December 31, 2013	December 31, 2013
Fidare Consulting Group, LLC	Strategic planning	$ 256,055	$ 468,239
Directors Fees		10,000	89,000
Kevin A. Carreno	Legal	19,500	120,673
Colin Richardson	President	286,056	346,055
Suzie Guthrie	Secretary	11,500	23,000
Steven R. Henson	Former President	20,000	80,000
Bob Harrell	Due Diligence	15,000	15,000
		$ 618,111	$ 1,141,967

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

The Consulting Agreement with Fidare was terminated on February 28, 2013 with an effective date of April 4, 2013.

On June 26, 2013, the Company entered into a new Consulting Agreement with Fidare to provide consulting services relating to corporate governance, accounting procedures and control and strategic planning  In accordance with the terms of the Consulting Agreement, Fidare receives monthly compensation of shares of common stock valued at $20,000 based on the price at the close on the last trading day of each month and 20,000 warrants to purchase common stock, with each warrant having an exercise price equal to the closing sale price of the Common Stock on the date of issue and providing for a cashless or net issue exercise.  As of December 31, 2013, 132,878 shares of common stock and 260,000 warrants had been issued to Fidare. As of May 27, 2014, 148,959 shares of common stock and 340,000 warrants and have been issued to Fidare, pursuant to the terms of the contract.  The managing member of Fidare is the C.E. McMillan Family Trust.  Harry McMillan is trustee of the C.E. McMillan Family Trust.

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

Grant Date	Warrants issued	Fair Value	Expected Volatility	Expected Dividends	Expected term (in years)	Risk-free rate	Estimated Fair Value Using Black-Scholes Model
September 30, 2012	20,000	$ 29,714	249.8%	-	2	0.23%	$ 1.49
October 31, 2012	20,000	$ 18,667	250.8%	-	2	0.30%	$ 0.93
November 30, 2012	20,000	$ 92,494	251.6%	-	2	0.25%	$ 4.62
December 31, 2012	20,000	$ 129,565	252.0%	-	2	0.25%	$ 6.48
January 31, 2013	20,000	$ 120,711	254.7%	-	2	0.27%	$ 6.04
February 28, 2013	20,000	$ 130,322	256.9%	-	2	0.25%	$ 6.52
March 31, 2013	20,000	$ 22,711	256.8%	-	2	0.25%	$ 1.14
July 31, 2013	20,000	$ 40,096	257.1%	-	2	0.31%	$ 2.00
August 31, 2013	20,000	$ 52,340	251.9%	-	2	0.39%	$ 2.62
September 30, 2013	20,000	$ 59,747	248.2%	-	2	0.33%	$ 2.99
October 31, 2013	20,000	$ 139,365	246.5%	-	2	0.31%	$ 3.48
November 30, 2013	20,000	$ 137,647	237.0%	-	2	0.28%	$ 3.44
December 31, 2013	20,000	$ 115,099	238.2%	-	2	0.38%	$ 2.88
Total	260,000	$ 696,367

In December 2012, the Company entered into a Master Services Agreement with IntreOrg Systems, Inc. (“IntreOrg”) to provide third party data aggregation and surveillance of share ownership, purchases, sales and custody by individuals, institutions, broker-dealers, clearing agents, and custodians for a period of one year commencing on December 31, 2012.  The annual subscription service is $30,000 plus a one-time set-up fee of $2,500.  The agreement renews automatically and remains “evergreen” for succeeding one year terms, unless terminated according to the termination provisions contained in the agreement. The principle owner and CEO/President/Director of IntreOrg was the President and a major stockholder of the Company until October 2013.

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

On November 28, 2012, the C. E. McMillan Family Trust advanced the Company $100 to facilitate the opening of a new bank account.  The trustee of the C.E. McMillan Family Trust is also the managing member of Fidare Consulting Group, LLC ("Fidare") and Cicerone Corporate Development, LLC ("Cicerone").  The advance had not been repaid as of December 31, 2013.

At various times, Cicerone has advanced funds to the Company for operating expenses.  During the quarter ended December 31, 2013, Cicerone advanced a total of $177,000.  The principal balance owed to Cicerone was $346,982 with accrued interest of $4,025 as of December 31, 2013. The managing member of Cicerone is the C. E. McMillan Family Trust.  Harry McMillan is trustee of the C.E. McMillan Family Trust.

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

NOTE 6 – CORRECTION OF AN ERROR

During the preparation of this quarterly report, certain errors were identified related to the 2012 comparative period.  The errors were primarily related to an overstatement of $198,956 in interest expense as a result of an error in calculating the amount of debt issuance costs in relation to issuance of a note payable which included shares of common stock and an overstatement of professional fees to related parties of $5,972.  The combined increase in the net loss for the 2012 year of $23,572 included the effect of the reduction in net loss for the interest expense adjustment of $198,956, the decrease in professional fees to a related party of $5,972, and was offset by an understatement of professional fees to a related party of $228,500 in the previous quarter.  Certain items were reclassified for to conform to the current year presentation.  Management evaluated this error both quantitatively and qualitatively, and determined that the error was immaterial to the prior year.  Pursuant to the SEC SAB Topic 108, the prior period amounts have been corrected in this filing.

The following tables reflect the impact of the error:

Statement of Operations for the quarter ended December 31, 2012:

	As reported	Adjustment	As Adjusted
Operating expenses
Investor relations	400	-	400
Professional fees	213,245	(206,841)	6,405
Professional fees-related party	400,400	200,869	601,269
General and administrative	8,142	(1)	8,141
Impairment of deposit	-	-	-
Total operating expenses	622,187	(5,972)	616,215
Loss from operations	(622,187)	5,972	(616,215)
Other expense
Interest expense	281,050	(198,956)	82,094
Total other expense	281,050	(198,956)	82,094
Loss before income taxes	(903,237)	204,928	(698,309)
Provision for income tax	-	-	-
Net loss	$ (903,237)	$ 204,928	$ (698,309)
Preferred stock dividends	-	(676,624)	(676,624)
Net loss attributable to common shareholders	$ (903,237)	$ (471,696)	$ (1,374,933)
Basic and diluted loss per common share	$ (0.09)	(0.04)	(0.13)
Weighted average shares outstanding	10,192,754		10,280,385

Statement of Cash Flows for the quarter ended December 31, 2012:

	As reported	Adjustment	As Adjusted
Cash flows from operating activities
Net loss	$ (964,935)	$ (23,572)	$ (988,507)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	797,444	(304,069)	493,375
Amortization of debt discount	-	78,794	78,794
Warrant expense	-	248,847	248,847
Preferred stock issued for interest expense	-	-	-
Impairment of deposit			-
Changes in operating assets:	-	-
Prepaid expenses	(17,500)	-	(17,500)
Changes in operating liabilities:
Accounts payable	47,306	(500)	46,806
Accrued interest payable	3,300	-	3,300
Net cash used in operating activities	$ (134,385)	$ (500)	$ (134,885)
Cash flows from investing activities
Deposit	(500,000)	-	(500,000)
Net cash used in investing activities	(500,000)	-	(500,000)
Cash flows from financing activities
Proceeds from related party payable	12,100	(12,000)	100
Repayments of related party payables	(10,000)	10,000	-
Issuance of Series A preferred stock	785,000	-	785,000
Contributed capital	-	2,500	2,500
Proceeds from issuance of stock	-	-	-
Net cash provided by financing activities	$ 787,100	$ 500	$ 787,600
Net (decrease) increase in cash	152,715	-	152,715
Cash at beginning of period	200	-	200
Cash at end of period	$ 152,915	$ -	$ 152,915

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

For the quarter ended March 31, 2014 the company authorized the issuance of 12,040 shares of common stock valued at $60,000 and 60,000 warrants valued at $227,622 pursuant to the terms of the consulting agreement with Fidare Consulting Group, LLC.

For the quarter ended March 31, 2014, the company authorized the issuance of 12,040 shares of common stock valued at $60,000 and 60,000 warrants valued at $227,622 pursuant to the terms of the consulting agreement with Colin Richardson, the president of the company.

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

Going Concern

We have incurred net losses of approximately $3,854,749 since inception through December 31, 2013.  The report of our independent registered public accounting firm on our financial statements for the year ended March 31, 2013 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Plan of Operation

We have $759,833 in current liabilities as of December 31, 2013.  From the date of inception (December 4, 2007) to December 31, 2013, the Company has recorded a net loss of $3,854,749 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC and an impairment charge for a deposit on the GNE purchase and sales agreement.  In order to survive as a going concern over the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

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

The Company was required to give a $10,000 deposit upon signing the PSA, which BGKP may retain as liquidated damages if the Company fails to close the transactions contemplated by the PSA on the closing date if all of the closing conditions are satisfied and BGKP is ready, willing and able to perform its obligations under the PSA, or, if BGKP terminates the PSA due to the Company's material breach of any of its representations and warranties included in the PSA or failure to comply with its covenants and agreements after the related cure period set forth in the PSA.

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

As of December 31, 2013, the Company had transferred a total of $700,000 and issued 7,400,000 shares of common stock to GNE towards the purchase of the oil and gas properties, but the agreement has not been consummated. The $700,000 payment was initially recorded as a long-term deposit on the balance sheet and, subsequently, has been charged to impairment of deposit on the income statement for the year ended March 31, 2013.

GNE has returned the stock certificate for 7,400,000 shares, however, GNE did not submit an executed stock power which is required to cancel the GNE shares.  The 7,400,000 shares are considered issued and outstanding at December 31, 2013.  The deposit of $36,557 recorded on the balance sheet as of December 31, 2013, which is related to the issuance of the 7,400,000 shares of common stock, will be reversed in the period the shares are properly cancelled.

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

Results of Operations

For the Three and Nine Months Ended December 31, 2013 Compared to the Three Months and Nine Months Ended December 31, 2012

The following table sets forth information from our statements of operations for the three months ended December, 2013 and 2012.

	Three months ended December 31,		Increase/
	2013	2012	Decrease
Operating expenses
Investor relations	$ 12,536	$ 400	$ 12,136
Professional fees	45,119	6,405	38,714
Professional fees-related party	618,111	601,269	16,842
General and administrative	2,544	8,141	(5,597)
Total operating expenses	678,310	616,215	62,095
Loss from operations	(678,310)	(616,215)	(62,095)
Other expense
Interest expense	29,897	82,094	(52,197)
Total other expense	29,897	82,094	(52,197)
Loss before income taxes	(708,207)	(698,309)	(9,898)
Provision for income tax	-	-	-
Net loss	$ (708,207)	$ (698,309)	$ (9,898)

During the three months ended December 31, 2013 and 2012, the Company did not recognize any revenues from it operating activities.

For the three months ended December 31, 2013, the Company recognized a net loss of $708,207 compared to $698,309 for the three months ended December 31, 2012. The increase of $9,898 was a result of the Company’s increase in expenses for operational charges of $62,095 offset by a decrease in interest expense of $52,197.

During the three months ended December 31, 2013, the Company incurred $12,536 in investor relations expenses as compared to $400 in the comparable period in the prior year.  The increase of $12,136 was related to the Company’s increased promotional activities related to its stockholders.

During the three months ended December 31, 2013, the Company incurred $45,119 in professional fees compared to $6,405 in the comparable period in the prior year.  During the three months ended December 31, 2013, the Company incurred $618,111 in professional fees to related parties compared to $601,269 in the comparable period in the prior year.  The professional fees were primarily related to legal, accounting, management and board fees resulting from the GNE agreement, the Preferred Stock issuance and corporate governance.  Professional fees- related party related to the professional services contract with Fidare Consulting Group, LLC to provide consulting services relating to corporate governance, accounting procedures and controls and strategic planning in the amount of $256,055 of which $60,000 was paid in common stock $196,055 was paid in the form of warrants to purchase common stock (see Note 4).

General and administrative expenses decreased $5,597 to $2,544 primarily related to decreases in common stock transfer fees, quote fees for the Company’s common stock and meals and entertainment associated with the Company’s increased activities.

During the three months ended December 31, 2013, the Company incurred $29,897 in interest expense compared to $82,094 in the prior year period.

The following table sets forth information from our statements of operations for the nine months ended December 31, 2013 and 2012.

	Nine months ended December 31,		Increase/
	2013	2012	Decrease
Operating expenses
Investor relations	$ 37,403	$ 17,504	$ 19,899
Professional fees	110,223	13,337	96,886
Professional fees-related party	1,141,967	863,390	278,577
General and administrative	39,222	12,182	27,040
Total operating expenses	1,328,815	906,413	422,402
Loss from operations	(1,328,815)	(906,413)	(422,402)
Other expense
Interest expense	44,679	82,094	(37,415)
Total other expense	44,679	82,094	(37,415)
Loss before income taxes	(1,373,494)	(988,507)	(384,987)
Provision for income tax	-	-	-
Net loss	$ (1,373,494)	$ (988,507)	$ (384,987)

During the nine months ended December 31, 2013 and 2012, the Company did not recognize any revenues from it operating activities.

During the nine months ended December 31, 2013, the Company recognized a net loss of $1,373,494 compared to a net loss of $988,507 for the nine months ended December 31, 2012. The increase of $384,987 was the result of the Company’s increase in operational expenses of $422,402 offset by a decrease in interest expense of $37,414.

During the nine months ended December 31, 2013, the Company incurred $37,403 in investor relations expenses as compared to $17,504 in the comparable period in the prior year as the Company commenced a more active role in communicating the Company’s activities to shareholders.

During the nine months ended December 31, 2013, the Company incurred $110,223 in professional fees compared to $13,337 in the comparable period in the prior year.  During the nine months ended December 31, 2013, the Company incurred $1,141,967 in professional fees to related parties compared to $863,390 in the comparable period in the prior year.  The professional fees were primarily related to legal, accounting, management and board fees resulting from the GNE agreement, the Preferred Stock issuance and corporate governance.  Professional fees- related party related to the professional services contract with Fidare to provide consulting services relating to corporate governance, accounting procedures and controls and strategic planning in the amount of $468,239 of which $120,000 was paid in common stock $348,239 was paid in the form of warrants to purchase common stock (see Note 4).

General and administrative expenses increased to $39,222 from $12,182 primarily relating to increase in common stock transfer fees, quote fees for the company’s common stock and meals and entertainment associated with the Company’s increased activities.

During the nine months ended December 31, 2013, the Company incurred $44,680 in interest expense compared to $82,094 in the prior year period.  Interest expense of $4,876 was incurred on the Hadley note, $4,025 on the Cicerone revolving line of credit, and includes amortization of debt issuance costs of $35,778 related to the issuance of the Cicerone note.(see Note 5).

Liquidity and Capital Resources

At December 31, 2013, the Company had total current assets of $140,213, including cash of $11,653, and debt issuance costs-net of amortization of $128,560.  At December 31, 2013, the Company had total current liabilities of $759,833 which includes, $408,726 in accounts payable, $4,025 in accrued interest, and, $347,082 in notes payable.  At December 31, 2013, the company had a working capital deficit of $619,620.

During the nine months ended December 31, 2013, the Company used cash of $298,413 in our operations compared to $134,885 during the same period ended December 31, 2012.  No cash was used in investing activities during the nine months ended December 31, 2013 compared with cash used in investing activities during the same period ended December 31, 2013 of $500,000.  During the nine months ended December 31, 2013, cash provided by financing activities was $310,067 compared with $787,600 during the same period from the prior year.

Cicerone Corporate Development, LLC (a related party) advanced $310,066 to the Company for operating expenses during the nine months ended December 31, 2013.

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

Going Concern

We have incurred net losses of approximately $4,615,150 since inception through December 31, 2013.  The report of our independent registered public accounting firm on our financial statements for the year ended March 31, 2013 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

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

Evaluation of Disclosure Controls and Procedures

As of the end of our last fiscal year ended March 31, 2013 and the quarter ended December 31, 2013, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of March 31, 2013 or December 31, 2013, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the quarter covered by this Report, there were not any changes in our internal control over financial reporting identified in connection with the evaluation management performed at the end of the quarter ending December 31, 2013 or the end of the fiscal year ending March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

For the quarter ended December 31, 2013 the company authorized the issuance of 14,272 shares of common stock valued at $60,000 pursuant to the terms of the consulting agreement with Fidare Consulting Group, LLC.

For the quarter ended December 31, 2013 the company authorized the issuance of 14,272 shares of common stock valued at $60,000 pursuant to the terms of the consulting agreement with Colin Richardson, the president of the company.

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

Exhibit 31.1	Certification of Chief Financial Officer and Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101	Interactive Data File
101**	Interactive Data File (Form 10-Q for the quarter ended December 31, 2013 furnished in XBRL).
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

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