Form 10-Q/A
period 2013-09-30
Rangeford Resources, Inc.
filed 2014-06-05
CIK 1438035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

Rangeford Resources, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2013 (the “Form 10-Q”), filed with the Securities and Exchange Commission on June 3, 2014 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

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

RANGEFORD RESOURCES, INC.

Dated: June 5, 2014	By:	/s/ Colin Richardson
Colin Richardson
Chief Executive Officer, President, Principal Executive Officer and Principal Financial and Accounting Officer