Form 10-K
period 2014-03-31
Rangeford Resources, Inc.
filed 2014-07-15
CIK 1438035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(MARK ONE)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2014

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

☒ Yes ☐ No

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

☐ Yes ☒ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of September 30, 2013 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $26,087,099.

As of July 15, 2014, the Registrant has 19,861,077 shares of common stock outstanding.

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

Unless specifically set forth to the contrary, when used in this Report the terms “Rangeford,” "we", "our", the "Company" and similar terms refer to Rangeford Resources, Inc., a Nevada corporation.  In addition, when used herein and unless specifically set forth to the contrary, “2012” refers to the year ended March 31, 2012, “2013” refers to the year ended March 31, 2013 and "2014" refers to the year ended March 31, 2014.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

Rangeford Resources, Inc. (the “Company”) was incorporated on December 4, 2007, in the state of Nevada, for the purpose of purchasing, developing and operating oil and gas leases.

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

Operations

Black Gold Kansas Production, LLC

On October 2, 2013, the Company executed a Letter of Intent (“LOI”) with Black Gold Kansas Production, LLC, a Texas limited liability company (“BGKP”).  The LOI sets forth the parties intention to enter into and negotiate a Purchase and Sale Agreement (“PSA”), the basic terms of which are set forth in the LOI.

On January 14, 2014, the Parties executed the contemplated PSA.

Pursuant to the PSA, the Company shall receive the following:

•

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

•

an undivided seventy-five percent working interest, delivering a sixty percent net revenue interest in and to 2,950+ acres in Bourbon and Allen Counties, Kansas, with additional leasing in progress and existing leases having primary terms ranging from 2 to 5 years with all but one having 2 to 5 year extension options (“2,950 Acres”);

•

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

•

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

•

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

•

to the extent assignable or transferable, all permits, licenses, franchises, consents, approvals and other similar rights and privileges, in each case to the extent used in connection with the operation of the Subject Interests or the Wells (the “Permits”);

•

all Production Imbalances; and

•

a like undivided interest in and to all books, records, files and databases, (ii) to the extent assignable or transferable, copies of all maps and well logs and data, and (iii) muniments of title, reports and similar documents and materials, in each case to the extent directly relating to the foregoing interests and in the possession or control of Seller (the “Records”).

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

As of March 31, 2014, the Company had transferred a total of $700,000 and issued 7,400,000 shares of common stock to GNE towards the purchase of the oil and gas properties, but the agreement has not been consummated. The $700,000 payment was initially recorded as a long-term deposit on the balance sheet and, subsequently, has been charged to impairment of deposit on the income statement for the year ended March 31, 2013.

GNE has returned the stock certificate for 7,400,000 shares, however, GNE did not submit an executed stock power which is required to cancel the GNE shares.  The 7,400,000 shares are considered issued and outstanding at March 31, 2014.  The deposit of $36,557 recorded on the balance sheet as of March 31, 2014, which is related to the issuance of the 7,400,000 shares of common stock, will be reversed in the period the shares are properly cancelled.

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

Cicerone Corporate Development, LLC Revolving Credit Note

On September 4, 2013, we received a $750,000 Revolving Credit Note (the "Cicerone Revolving Note") from Cicerone Corporate Development, LLC ("Cicerone") (a related party).  The Cicerone Revolving Note matures on February 1, 2015 and bears interest at the rate of LIBOR plus 2.75% per annum, which is payable semi-annually on June 30 and December 31 of each year. We may request advances on the Cicerone Revolving Note in increments of $10,000 at any time prior to the maturity date.  If we do not pay the outstanding amount on the maturity date, then the interest rate shall increase to the lesser of 12% or the maximum rate of interest permitted by law. As an inducement to entering into the Cicerone Revolving Note, we issued Cicerone 1,500,000 shares of our common stock (the "Inducement Shares").  The Cicerone Revolving Note contains standard events of default, including nonpayment of the Note or any other liability exceeding $50,000, as well as a change in control or entry into bankruptcy, upon which Cicerone may enforce its rights under the Revolving Note.  At the time of entering into the Cicerone Revolving Note, Cicerone had already loaned us approximately $65,100, which amount is included as amount advanced under the Cicerone Revolving Note that must be paid back.  As of July 15, 2014, we received a total of approximately $450,702, including the $65,100, in advances under the Cicerone Revolving Note.  The managing member of Cicerone is the C.E. McMillan Family Trust.  Harry McMillan is trustee of the C.E. McMillan Family Trust. Please see, Item 13, "Related Parties" below.

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

•

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

Employees

As of March 31, 2014, we had no full time or part time employees.  Our executive officers provide certain services dedicated to current corporate and business development activities on an as needed part-time basis.

Company’s Office

Our offices are located at 556 Silicon Drive, Suite 103, Southlake, TX 76092 and our telephone number is (888) 489-0066.

ITEM 1A.  RISK FACTORS.

Risks Related to Our Business

We have a history of operating losses; we incurred a net loss in both fiscal year 2014 and fiscal year 2013. Our revenues are not currently sufficient to fund our operating expenses and there are no assurances we will develop profitable operations.

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of approximately $4,630,073 as of March 31, 2014. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that we will continue to incur losses in future periods until we begin reporting generating revenues. There are no assurances that we will be able to raise our revenues to a level which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

We have not generated any revenues and our ability to pay our operating expenses is dependent upon advances from related parties.

For the fiscal year ended March 31, 2014, we reported a net loss of $2,148,818. We had a working capital deficit of $819,701 at March 31, 2014. We have not yet begun generating revenue from our operations and are dependent upon a line of credit or other informal advances from a related party to pay our operating expenses and the continued development of our business plan. There are no assurances this related party will continue to advance funds to us that will satisfy our working capital needs until such time as we are able to raise additional capital or generate sufficient revenues to fund our operating expenses. While we seek ways to continue to operate by securing additional financing resources or alliances or other partnership agreements, we do not at this time have any commitments or agreements that provide for additional capital resources. Our financial condition and the going concern emphasis paragraph may also make it more difficult for us to maintain existing customer relationships and to initiate and secure new customer relationships.

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

Our current operations are not sufficient to fund our operating expenses and we will need to raise additional working capital to continue to implement our business model, to provide funds for marketing to support our efforts to increase our revenues and for general overhead expenses, including those associated with our reporting obligations under Federal securities laws. Generally, small businesses such as ours for which there is only a limited public market for their securities face significant difficulties in their efforts to raise equity capital. While to date we have relied upon the relationships of our executive officers and shareholders in our capital raising efforts, there are no assurances that these resources will continually be available to us or provide us with sufficient funding.  We do not have any commitments to provide additional capital and there are no assurances we will be able to raise capital upon terms which are favorable to our company. Even if we are able to raise capital, the structure of that capital raise could impact our company and our shareholders in a variety of ways. If we raise additional capital through the issuance of debt, this will result in interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. We cannot assure you that we will be able to raise the working capital as needed in the future on terms acceptable to us, if at all. If we do not raise funds as needed, we may not be able to continue to implement our business plan.

We have a significant amount of debt which could impact our ability to continue to implement our business plan.

We have incurred indebtedness totaling $921,145 as of March 31, 2014, $546,047 in accounts payable, $6,872 in accrued interest, which principally includes accrued interest on our various debt obligations and accrued contingencies and $368,226 in notes payable. We do not have adequate funds to satisfy the outstanding obligations. The outstanding notes provide that as a result of a default - failure to pay when due, the note holders could declare the notes immediately due and payable. Unless we are able to restructure some or all of this debt, and raise sufficient capital to fund our continued development, our current operations do not generate sufficient cash to pay these obligations, when due. Accordingly, there can be no assurance that we will be able to pay these or other obligations which we may incur in the future and it is unlikely we will be able to continue as a going concern.

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

We compete with many larger, well capitalized companies.

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

We have experienced, and may continue to experience, difficulties in implementing the management, operations and accounting systems, controls and procedures necessary to support our growth and expanded operations, as well as difficulties in complying with the accounting and reporting requirements related to our growth. With respect to enhancing our management and operations team, we may experience difficulties in finding and retaining additional qualified personnel, and if such personnel are not available locally, we may incur higher recruiting, relocation, and compensation expense. In an effort to meet the demands of our planned activities in fiscal 2014 and thereafter, we may be required to supplement our staff with contract and consultant personnel until we are able to hire new employees. We further may not be successful in our efforts to enhance our systems, accounting, controls and reporting performance. All of this may have a material adverse effect on our business, results of operations, cash flows and growth plans, on our regulatory and listing status, and on our stock price.

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

We and GNE entered into a GNE PSA dated November 15, 2012, which was later amended on January 30, 2013. Pursuant to GNE PSA, we shall acquire a substantial non-operating working interest in oil assets in East Texas in consideration for a purchase price that includes (a) a cash payment of $3,913,260 consisted of (i) a deposit of $100,000; (ii) a promissory note in an amount of $1,113,260; and (iii) a promissory note in the amount of $2,700,000 and (b) 7,400,000 shares of our restricted common stock. As the date of this Report, we issued 7,400,000 shares of common stock to GNE and transferred a total of $700,000 towards the purchase of the oil and gas properties, but the agreement had not been consummated. On May 20, 2014, we sent a letter to GNE seeking to mutually terminate the Purchase and Sale Agreement.

If the agreement with GNE is successfully terminated, we may only have one customer.

If the BGKP transaction does not occur or continues to be delayed, it could have a material adverse effect on our business, results of operations, and financial condition.

Our ability to acquire leases or property is integral to our business strategy and requires us to consummate suitable acquisition or investment opportunities that meet our criteria and are compatible with our growth strategy. As of the date of this Report, although we have not acquired any leases or properties, we have entered into an agreement with BGKP (See Item 1. Description of Business).  However, these transactions are subject to certain closing conditions.  If the closing conditions set forth in the agreements are not satisfied or waived, the related transaction will not close.   As of the date of this filing, we are trying to raise the capital necessary to consummate the actions contemplated by the BGKP PSA but do not have any formal agreements or funding in place.

We are not the operator of our working interests in the leases

Black Gold Kansas Production, LLC (“BGKP”)

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

The rights and remedies to our oil and gas asset set forth in the Operating Agreement with BGKP is exclusive and limit our ability to assert any right or pursue any legal remedy not expressly set forth therein.  As a result of such limitation, we may not be able to use all legal and equitable remedies that are otherwise generally afforded by the law.

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

We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of our present shareholders. We are currently authorized to issue 75,000,000 shares of common stock and 3,000,000 shares of Series A convertible preferred stock with such designations, preferences and rights as determined by our Board of Directors.  As of March 31, 2014, 19,833,385 shares of our Common Stock and 182,000 shares of our Series A convertible preferred stock are outstanding. However, as of July 15, 2014, the Company has issued or has authorized the issuance of: (i) 19,861,077 shares of common stock, including the Agreement Shares issued to GNE; (ii) 182,000 shares of Series A Preferred Stock (the “Preferred Series A Shares”) that is convertible into 182,000 shares of common stock and warrants to purchase up to 182,000 shares of common stock at an exercise price of $6.50 per share; (iii) additional warrants to purchase up to an aggregate of 440,000 shares of our common stock with exercise prices ranging from $1.01 to $7.00 per warrant and (iv) options to purchase up to an aggregate of 308,000 shares of common stock at exercise prices of $1.00 and $3.00 per share.  Conversion of the preferred stock or exercise of the warrants may cause dilution in the interests of other shareholders as a result of the additional Common Stock that would be issued upon conversion or exercise. In addition, sales of our Common Stock issuable upon exercise of the warrants could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our Common Stock. Further, the terms on which we may obtain additional financing during the period any of the warrants remain outstanding may be adversely affected by the existence of these warrants as well.

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

As of the date of this Report, and until they submit the required stock power necessary to cancel their shares or otherwise dispose of same, GNE owns approximately 37.3% of the Company’s currently outstanding common stock and therefore may have a significant influence in the election of our directors and, therefore, our policies and direction. This concentration of voting power could have the effect of delaying or preventing a change in control or discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the market price for their shares of common stock.

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

•

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. DESCRIPTION OF PROPERTY.

Corporate Office

Our principal executive offices are located at 556 Silicon Drive, Suite 103, Southlake, TX 76092.

Oil and Gas Properties

On January 14, 2014, we and BGKP executed the contemplated BGKP PSA pursuant to which we shall purchase certain BGKP Assets for a total consideration of $ 1,005,159. As of the date of this filing, the transaction has not been closed (for more details of the BGKP transaction, please refer to Operations Section of Item 1. Description of Business herein above).

As discussed above, on November 15, 2012, we entered into a Purchase and Sale Agreement with GNE to acquire a substantial working interest in land leases initially in East Texas. On May 20, 2014, we informed GNE in writing of our intention to mutually terminate the agreement, and are currently waiting for a response from GNE.

If we are able to close the BGKP transaction, we shall acquire 60% working interest and a 48% net revenue interest in the George Lease with four wells and a proportionate assignment in 2,950 acres in Bourbon and Allen County, Kansas.  However, as of the date of this Report, we have not closed the transaction with BGKP and therefore have not acquired any leases or property at this time and there can be no assurance that the acquisitions contemplated by the agreement will occur. (See "Item 1. Great Northern Energy” and " Black Gold Kansas Production s, LLC Transaction ")

In light of the above, as of the date of this Report and until we can close the transaction with BGKP or another similar party, we do not have any proven reserves, have not conducted any drilling and have not been involved with any oil and gas production.  Accordingly, this Report does not include any disclosure otherwise required under Section 1200, Disclosure by Registrants Engaged in Oil and Gas Producing Activities, of Regulation S-K.

ITEM 3.  LEGAL PROCEEDINGS.

On June 7, 2012, several former shareholders (including the then CEO of the Company, Dr. Steven Henson, although not in such capacity) of Sun River Energy, Inc. (“Sun River”) filed a derivative action against Sun River and its management in a case now styled Colin Richardson, et al., derivatively on behalf of Sun River Energy, Inc. v. Sun River Energy, Inc. v. Donald R. Schmidt, Jr., et al., Cause No. DC-12-06318, in the District Court of Dallas County, Texas (the “Derivative Suit”).  On January 24, 2013, the Court found the Plaintiffs in the case had shown a probable right to the relief sought at an evidentiary hearing and a likelihood of success on the claims of breach of fiduciary duty, fraudulent transfer and certain defamation claims, and entered a temporary injunction against Sun River and its management (the “Temporary Injunction”).  The terms of the Temporary Injunction prevent Sun River, and all officers, directors, agents, servants, attorneys, employees, and all those in active concert or participation, from any performance, claims of default, payments, transfer or other actions with respect to certain notes and mortgages; any payments on those notes based on alleged past due compensation without Board Approval and without providing notice to the parties; entry into contracts by Donal R. Schmidt, Jr. to lease, purchase, or sell Sun River’s interest in its hard rock minerals, coal, oil, timber, gas and or other minerals in Colfax County, New Mexico, without Board Approval and without providing notice to the parties, and any and all issuances of stock or any other compensation, payments, bonuses, gifts or other transfers  by Sun River to the Defendants without Board Approval and without providing notice to the parties outside of normal payroll payment activity.  On February 7, 2013, Defendants Schmidt et al. filed an Amended Answer, Special Exception, Counterclaim and Original Third Party Petition asserting claims against certain third parties for breach of contract, breach of fiduciary duty, misappropriation of confidential information, and against the Company (as well as others) for conversion, constructive trust and conspiracy and places some of the blame for these alleged actions on Dr. Steven

Henson.  On January 27, 2014, upon motion made by the Company and other third party defendants in their joint motions for severance of third party claims relief was granted by the district court of Dallas County, Texas and a new suit, styled Sun River, et al. v. the Company, et al. (including the other initial third party defendants) was created (the “Third Party Suit”); however, as of March 31, 2014, Sun River has yet to pay the requisite filing fees and the case has yet to be assigned a cause number.  As a result of such severance, the Company is no longer a party to the Derivative Suit.  The Derivative Suit case was set for trial on June 9, 2014, which was later postponed to January 20, 2015.  Subject, it is understood to a Motion for Continuance.  There is no current trial set in the Third Party Suit although the parties to the Third Party Suit have circulated an agreed Scheduling Order setting the Third Party Suit for trial in January 2015; no order setting such trial date has been submitted for the Court’s signature as of this date.  In addition, Sun River appealed the decision of temporary injunction in the Derivative Suit and on January 13, 2014, the Appeals Court reversed the temporary injunction in the Derivative Suit on the grounds that the Plaintiffs did not show imminent harm.  Plaintiffs in the Derivative Suit have filed a new request for temporary injunction to the Appeals Court seeking new relief. Dr. Steven Henson believes the claims in the Third Party Suit are completely without merit and the Company will defend their respective positions vigorously.

On January 15, 2013, Gruber Hurst Johansen Hail Shank LLP ("GHJHS") initiated a lawsuit against Steve Henson, M.D., David K. Henson, Colin Richardson, et al, in the 134th District Court of Dallas County, Cause No. DC-13-00553.  GHJHS brought this suit seeking payment for legal representation previously provided to the defendants regarding the Sun River case disclosed above.  This case was later assigned to mediation. On June 29, 2014, the Court issued a final order dismissing GHJHS’s claims against Mr. Richardson and accordingly the case was closed. Only July 7, 2014, GHJHS filed a motion to amend the final order in light of a Motion for Summary Judgment pending against Mr. Henson. As of the date of this filing, the Court has not moved on the motion to amend the final order, and therefore the case remains closed.

We have recently become aware of a letter dated December 17, 2012 from Dr. Steven Henson to Michael Farmer, who at the time was not a director or officer of Rangeford, with regard to our offering of up to $3,000,000 of our preferred stock in connection with our proposed acquisition of certain properties from Great Northern Energy, Inc.  In the letter, Dr. Henson, who at the time was the President and Chairman of the Board of Rangeford, purported to grant a right of rescission to certain investors in the event that we were unable to raise the full amount of funds necessary to acquire the subject properties from Great Northern Energy.  This right of rescission was never approved by our Board of Directors and it is our position that Dr. Henson acted without proper authority in providing the letter to Mr. Farmer, as the representative of certain investors.  At this point no claim has been made by any of the investors, who invested approximately $300,000 in Rangeford and we have no reason to assume that a claim will ultimately be made.

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

Our common stock currently trades on the OTC Pink Market under the symbol, "RGFR."

The reported high and low last sale prices for the common stock are shown below for the periods indicated; pricing is not available for the time periods prior to September 30, 2012. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

The last sale price of our common stock as reported on the OTC Pink Market was $3.3 on July 14, 2014.  As of July 15, 2014, there were approximately 76 recorded owners of our common stock.

Dividend Policy

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors.  We have not declared or paid any dividends on our common shares and it does not plan on declaring any dividends in the near future.  We currently intend to use all available funds to finance the operation and expansion of its business.

Recent Sales of Unregistered Securities

Information regarding any equity securities we have sold over the past three years, as well as from the end of such time period through the date of this Report, that were not registered under the Securities Act of 1933, as amended, and that were not included in a previously filed Quarterly Report on Form 10-Q or in a Current Report on Form 8-K is set forth below.  Each such transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act or Rule 506 of Regulation D promulgated by the SEC. Unless stated otherwise: (i) the securities were offered and sold only to accredited investors; (ii) there was no general solicitation or general advertising related to the offerings; (iii) each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities, and that they were knowledgeable about our operations and financial condition; (iv) no underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions; and, (v) each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

On November 1, 2012, the Company entered into a note agreement with another shareholder, pursuant to which the Company borrowed $100,000 from the shareholder which was payable in 60 days with interest at 6% per annum (the “Hadley Note”). Proceeds from the Hadley Note were paid directly to GNE as a deposit to purchase certain oil and gas assets pertaining to our agreement with GNE.   On December 14, 2012, we issued a total of 450,000 shares to Gregory Hadley, 250,000 of which were issued pursuant to the terms of the note agreement we entered into with him and 200,000 of which were issued as board fees. Upon the Company’s receipt of a Subscription Agreement and request to convert same from Mr. Hadley, on September 27, 2013, the Company’s Board of Directors approved via unanimous written consent to convert the Hadley Note into 20,000 shares of the Company’s Series A Preferred Stock in connection with a Subscription Agreement and request for such conversion from Mr. Hadley; on the same day, 20,000 shares of Series A Preferred Stock were issued to Mr. Hadley. Pursuant to the conversion of the Hadley Note, the Company would not have any further liability to Mr. Hadley thereunder.   Mr. Hadley has informed the Company that he is not in complete agreement with the history and current status of the Hadley Note and therefore the parties are currently discussing a resolution.

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

On May 31, 2014, the Company issued Mr. Richardson 5,000 shares of common stock valued at $20,000 and 20,000 warrants valued at $78,287 pursuant to the terms of his Officer Agreement.

On May 31, 2014, the Company issued Fidare Consulting Group 5,000 shares of common stock valued at $20,000 and 20,000 warrants valued at $78,287 pursuant to the terms of its Consulting Agreement.

On June 30, 2014, the Company issued Mr. Richardson 5,000 shares of common stock valued at $20,000 and 20,000 warrants valued at $56,356 pursuant to the terms of his Officer Agreement.

On June 30, 2014, the Company issued Fidare Consulting Group 5,000 shares of common stock valued at $20,000 and 20,000 warrants valued at $56,356 pursuant to the terms of its Consulting Agreement.

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

Overview

Rangeford Resources, Inc. (the “Company”) was incorporated on December 4, 2007, in the state of Nevada. The Company has never declared bankruptcy and it has never been in receivership. Since becoming incorporated, Rangeford Resources has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations and the Company owns no subsidiaries. The fiscal year end is March 31st. The Company has not had revenues from operations since its inception and/or any interim period in the current fiscal year.

Going Concern

We have incurred net losses of approximately $4,630,073 since inception through March 31, 2014.  The report of our independent registered public accounting firm on our financial statements for the year ended March 31, 2014 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

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

Black Gold Kansas Production, LLC Transaction

On October 2, 2013, the Company executed a Letter of Intent (“LOI”) with Black Gold Kansas Production, LLC, a Texas limited liability company (“BGKP”).  The LOI sets forth the parties intention to enter into and negotiate a Purchase and Sale Agreement (“PSA”), the basic terms of which are set forth in the LOI.  On January 14, 2014, the Parties executed the contemplated PSA.  Pursuant to the PSA, the Company shall receive the following:

•

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

•

an undivided seventy-five percent working interest, delivering a sixty percent net revenue interest in and to 2,950+ acres in Bourbon and Allen Counties, Kansas, with additional leasing in progress and existing leases having primary terms ranging from 2 to 5 years with all but one having 2 to 5 year extension options (“2,950 Acres”);

•

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

•

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

•

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

•

to the extent assignable or transferable, all permits, licenses, franchises, consents, approvals and other similar rights and privileges, in each case to the extent used in connection with the operation of the Subject Interests or the Wells (the “Permits”);

•

all Production Imbalances; and

•

a like undivided interest in and to all books, records, files and databases, (ii) to the extent assignable or transferable, copies of all maps and well logs and data, and (iii) muniments of title, reports and similar documents and materials, in each case to the extent directly relating to the foregoing interests and in the possession or control of Seller (the “Records”).

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

Plan of Operation

We have $921,145 in current liabilities as of March 31, 2014. From the date of inception (December 4, 2007) to March 31, 2014, the Company has recorded a net loss of $4,630,073 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC.  In order to survive as a going concern over the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives.  There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

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

Results of Operations

For the Year Ended March 31, 2014 Compared to the Year Ended March 31, 2013

During the years ended March 31, 2014 and 2013, the Company did not recognize any revenues from its operating activities. In part, because such activities were focused on identifying opportunities and the listing of the Company’s common stock on the over the counter market for trading.

During the year ended March 31, 2014, the Company recognized a net loss of $2,148,818 compared to $2,416,677 for the year ended March 31, 2013. The decrease of $267,859 was primarily a result of the Company’s one-time charge to impairment of $700,000 for the year ended March 31, 2013 and a decrease in expenses for investor relations of $27,698.  Professional fees increased $151,384 to $218,487.  The increase in professional fees is related to legal and accounting services for SEC reporting and legal costs related to the PSA agreements with Great Northern Energy, Inc. and Black Gold Kansas Production, LLC.  Professional fees to related parties increased $333,743 to $1,839,952. The increase in professional fees to related parties was for professional consulting services for corporate strategies.

For the year ended March 31, 2014, net loss attributable to common shareholders of $2,213,450 included a deemed preferred stock dividend of $64,632 which was recognized in accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”) in connection with the issuance of the Company’s Series A Convertible Preferred Stock. The Company recognized an embedded beneficial conversion feature present in the Preferred Stock. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $64,632 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the Preferred Stock. The preferred stock discount of $64,632, attributed to the beneficial conversion feature, is recognized as a deemed preferred stock dividend

Liquidity and Capital Resources

As of March 31, 2014, the Company had total current assets of $101,444, consisting of $173 cash and $101,271 in debt issuance costs.  At March 31, 2014, the Company had total current liabilities of $921,145 which includes $546,047 in accounts payable, $6,872 in accrued interest, and, $368,226 in notes payable.  At March 31, 2014, the Company had a working capital deficit of $819,701.

During the year ended March 31, 2014, the Company used cash of $331,038 in our operations compared to $250,175 during the year ended March 31, 2013.  No cash was provided or used by investing activities during the year ended March 31, 2014.  The Company used $600,000 in investing activities during the year ended March 31, 2013.  During the year ended March 31, 2014, the Company received funds of $331,211 from our financing activities compared to $849,975 during the year ended March 31, 2013.

At various times during the year ended March 31, 2014, Cicerone Corporate Development, LLC (a related party) advanced funds to the Company for operating expenses.  During the year ended March 31, 2014, Cicerone advanced a total of $331,211 to the company. During the year ended March 31, 2013, Cicerone advanced a total of $60,995 to the Company and was repaid $24,080 with a balance due of $36,915 as of March 31, 2013.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2014 and 2013.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2013 and 2012. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the years ended March 31, 2014 and 2013.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets and certain identifiable intangibles for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amounts of the assets to future net cash flows expected to be generated by the assets.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets based on estimated future cash flows.  No impairment charges were recorded for the year ended March 31, 2014.  The Company recorded an impairment charge of $700,000 for a deposit in the year ended March 31, 2013.

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

Financial Statements

March 31, 2014 and 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Rangeford Resources, Inc.

Southlake, Texas

We have audited the accompanying balance sheets of Rangeford Resources, Inc. (the “Company”) as of March 31, 2014 and 2013 and the related statements of operations, shareholders’ deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2014 and 2013 and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

July 15, 2014

RANGEFORD RESOURCES, INC.
Balance Sheets
	March 31,
	2014	2013
ASSETS

Current assets
Cash	$ 173	$ -
Prepaid expenses-related party	-	24,375
Debt Issuance Costs-net of amortization	101,271	-
Total current assets	101,444	24,375

Deposit (Note 3)	36,557	36,557

Total assets	$ 138,001	$ 60,932

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	546,047	288,468
Accrued interest payable	6,872	3,504
Related party advances and notes payable	368,226	137,015
Total current liabilities	921,145	428,987

Stockholders' deficit
Series A convertible preferred stock, $.001 par value, stated value $5.00 per share, 3,000,0000 shares authorized; 182,000 and 162,000 shares issued and outstanding, respectively	182	162
Common stock, $.001 par value; 75,000,000 shares authorized; 19,833,385 and 18,102,912 shares issued and outstanding, respectively	19,833	18,128
Additional paid in capital	3,826,914	2,094,910
Deficit accumulated during the development stage	(4,630,073)	(2,481,255)
Total stockholders' deficit	(783,144)	(368,055)

Total liabilities and stockholders' deficit	$ 138,001	$ 60,932

RANGEFORD RESOURCES, INC.
Statements of Operations

	Year ended March 31,
	2014	2013

Operating expenses
Investor relations	$ 2,797	$ 30,494
Professional fees	218,487	67,103
Professional fees-related party	1,753,210	1,506,209
General and administrative	99,509	30,273
Impairment of deposit	-	700,000
Total operating expenses	2,074,002	2,334,079

Loss from operations	(2,074,002)	(2,334,079)

Other expense
Interest expense	74,816	82,598
Total other expense	74,816	82,598

Loss before income taxes	(2,148,818)	(2,416,677)

Provision for income tax	-	-

Net loss	(2,148,818)	$ (2,416,677)

Preferred stock dividends	(64,632)	(695,769)

Net loss attributable to common shareholders	$ (2,213,450)	$ (3,112,446)

Basic and diluted loss per common share	$ (0.12)	$ (0.27)

Weighted average shares outstanding	18,983,839	11,480,247

See accompanying notes to financial statements.

RANGEFORD RESOURCES, INC.
Statement of Changes in Stockholders' Equity (Deficit)
	Series A Convertible Preferred Stock		Common Stock		Additional	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Deficit	Total
Balance, March 31, 2012	-	-	10,081,700	10,082	30,131	-	(64,578)	(24,365)
								-
Series A Convertible Preferred Stock	162,000	162	-	-	749,538	-	-	749,700
Common stock issued for acquisition (Note 3)	-	-	7,400,000	7,400	29,157	-	-	36,557
Common stock issued for services	-	-	371,212	371	687,855	-	-	688,226
Common stock issued with debt	-	-	275,000	275	78,519	-	-	78,794
Warrant expense	-	-	-	-	495,695	-	-	495,695
Contributed capital from debt forgiveness	-	-	-	-	21,055	-	-	21,055
Beneficial Conversion feature on Preferred Stock	-	-	-	-	695,769	-	-	695,769
Deemed dividend due to amortization of Beneficial Conversion Feature on Preferred Stock	-	-	-	-	(695,769)	-	-	(695,769)
Contributed capital					2,960	-	-	2,960
Net loss, year ended March 31, 2013	-	-	-	-	-	-	(2,416,677)	(2,416,677)
Balance, March 31, 2013	162,000	162	18,127,912	18,128	2,094,910	-	(2,481,255)	(368,055)

Series A Convertible Preferred Stock	20,000	20	-	-	108,361	-	-	108,381
Common stock issued for preferred stock dividend			33,140	33	16,537			16,570
Series A Convertible Preferred Stock dividends paid	-	-	-	-	(16,570)	-	-	(16,570)
Common stock issued for services	-	-	113,177	113	461,360	-	-	461,473
Common stock issued with debt	-	-	1,500,000	1,500	162,838	-	-	164,338
Warrant expense	-	-	-	-	999,537	-	-	999,537
Common stock issued for net exercise of warrants			59,156	59	(59)	-	-	-
Beneficial Conversion feature on Preferred Stock	-	-	-	-	64,632	-	-	64,632
Deemed dividend due to amortization of Beneficial Conversion Feature on Preferred Stock	-	-	-	-	(64,632)	-	-	(64,632)
Net loss, year ended March 31, 2014	-	-	-	-	-	-	(2,148,818)	(2,148,818)
Balance, March 31, 2014	182,000	$ 182	19,833,385	19,833	3,826,914	$ -	$ (4,630,073)	(783,144)

See accompanying notes to financial statements.

RANGEFORD RESOURCES, INC.
Statements of Cash Flows
	Year ended March 31,
	2014	2013
Cash flows from operating activities
Net loss	$ (2,148,818)	$ (2,416,677)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	461,473	688,226
Amortization of debt discount	63,067	78,794
Warrant expense	999,537	495,695
Preferred stock issued for interest expense	8,381	-
Impairment of deposit	-	700,000
Changes in operating assets:
Prepaid expenses	24,375	(24,375)
Changes in operating liabilities:
Accounts payable	257,579	224,818
Accrued interest payable	3,368	3,344
Net cash used in operating activities	$ (331,038)	$ (250,175)
Cash flows from investing activities
Deposit	-	(600,000)
Net cash used in investing activities	$ -	$ (600,000)

Cash flows from financing activities
Proceeds from related party payable	331,211	71,095
Repayments of related party payable	-	(34,080)
Issuance of Series A preferred stock	-	810,000
Contributed capital	-	2,960
Net cash provided by financing activities	$ 331,211	$ 849,975
Net (decrease) increase in cash	173	(200)
Cash at beginning of period	-	200
Cash at end of period	$ 173	$ -

Supplemental disclosure of non-cash investing and financing activities:
Issuance of Series A preferred stock to settle shareholder note payable	$ 108,381	$ -
Issuance of 1,500,000 shares of common stock with debt	$ 164,338	$ -
Issuance of 33,140 shares of common stock for preferred stock dividend	$ 16,570	$ -
Issuance of 7,630,058 shares of common stock for professional and consulting services	$ -	$ -
Issuance of 275,000 shares of common stock with debt	$ -	$ 78,794
Issuance of 7,400,000 shares of common stock for deposit	$ -	$ 36,557
Cash paid directly to third party for deposit	$ -	$ 100,000
Forgiveness of related party loans	$ -	$ 21,055
Unpaid issuance costs	$ -	$ 60,300

Supplemental Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
See accompanying notes to financial statements.

RANGEFORD RESOURCES, INC.

Notes to Financial Statements

March 31, 2014 and 2013

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2014 and 2013.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or nonrecurring basis at March 31, 2014 and 2013.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets and certain identifiable intangibles for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amounts of the assets to future net cash flows expected to be generated by the assets.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets based on estimated future cash flows.  No impairment charges were recorded for the year ended March 31, 2014.  The Company recorded an impairment charge of $700,000 for a deposit in the year ended March 31, 2013.

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

Recent Accounting Pronouncements

On June 10, 2014, FASB issued Accounting Standards Update No. 2014-10, Development Stage Entities. The update removes the definition of a development stage entity from FASB ASC 915 and eliminates the requirement for development stage entities to present inception-to-date information on the statements of operations, cash flows and stockholders’ deficit. Earlier the Company elect to adopt this standard for the period covered by the report herein.

Note 3 – Agreement to Purchase Oil and Gas Properties

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

GNE has returned the stock certificate for 7,400,000 shares; however, GNE did not submit an executed stock power which is required to cancel the GNE shares.  The 7,400,000 shares are considered issued and outstanding at December 31, 2013.  The deposit of $36,557 recorded on the balance sheet as of December 31, 2013, which is related to the issuance of the 7,400,000 shares of common stock, will be reversed in the period the shares are properly cancelled.

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

Black Gold Kansas Production, LLC

On January 14, 2014, the Company executed a Purchase and Sale Agreement (“PSA”) with Black Gold Kansas Production s, LLC, a Texas limited liability company (“BGKP”), pursuant to which the Company obtained working interests in certain wells within Kansas.

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

On September 27, 2013 the Company issued 20,000 shares of its Series A convertible preferred stock pursuant to the receipt of a subscription agreement and request to convert same from Mr. Hadley.  On September 27, 2013, the Company’s Board of Directors approved via unanimous written consent to convert the Hadley Note into 20,000 shares of the Company’s Series A Preferred Stock in connection with a Subscription Agreement and request for such conversion from Mr. Hadley.  On the same day, 20,000 shares of Series A Preferred Stock were issued to Mr. Hadley. Pursuant to the conversion of the Hadley Note, the Company would not have any further liability to Mr. Hadley thereunder.   Mr. Hadley has informed the Company that he is not in complete agreement with the history and current status of the Hadley Note and therefore the parties are currently discussing a resolution.  (See Note 6)  No gain or loss will be recognized on settlement of the debt because the fair value of the preferred stock issued is equal to the carrying value of the debt.

The Company recognized and measured an aggregate of $64,632 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the Preferred Stock. The preferred stock discount of $64,632, attributed to the beneficial conversion feature, is recognized as a deemed preferred stock dividend, additionally the Company will recognize the value attributable to the warrants in the amount of $89,837 to additional paid in capital and a discount against the preferred stock upon the conversion of the preferred stock into warrants.

During the year ended March 31, 2013, the Company received proceeds of $749,700 for 162,000 shares of Preferred Stock.

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

On January 30, 2013, we issued 7,400,000 shares of common stock to GNE towards the purchase of certain oil and gas properties, but the agreement had not been consummated.  As of the date of this report, the future status of these shares remains uncertain as GNE returned the stock certificate representing such shares but, has yet to submit the necessary stock power to cancel the shares and transfer the shares back to us.  The 7,400,000 shares are considered issued and outstanding at March 31, 2014.  The deposit of $36,557, recorded on the balance sheet as of March 31, 2014 and 2013, will be reversed in the period the shares are properly cancelled.

As of March 31, 2013, the Company authorized the issuance of 25,000 shares of common stock valued at $153,850 to Mr. Kevin Carreno, a former board member, pursuant to the terms of his contract to provide legal services to the company.

On May 8, 2013, the Company issued 5,000 shares of common stock valued at $22,000 to Mr. Kevin Carreno, a former board member, pursuant to the terms of his contract to provide legal services to the company.

On July 2, 2013, the Company issued 15,584 shares of common stock valued at $60,300 to Delaney Equity Group as payment of an outstanding invoice owed to them for fees related to the issuance of the Series A Convertible Preferred stock.

On September 24, 2013, the Company issued 1,500,000 shares valued at $164,338  to Cicerone Corporate Development, LLC related to providing at $750,000 line of credit.

On September 30, 2013, we issued Mr. Kevin Carreno, a former Board Member, 21,364 shares of our common stock as payment of outstanding invoices owed to him for his legal services, which is valued at $79,173.

On January 27, 2014, the Company issued 33,140 shares valued at $16,570 in partial payment of the company’s cumulative Series A Convertible Preferred stock dividend.

On February 25, 2014, the Company issued 59,156 shares to Fidare Consulting Group related to the net exercise of 120,000 warrants.

For the year ended March 31, 2014, the Company issued 44,918 shares of common stock valued at $180,000 and 180,000 warrants, valued at $575,860 pursuant to its consulting agreement with Fidare.

As of March 31, 2014, we have issued Mr. Richardson 26,311 shares of common stock valued at $120,000 and 120,000 warrants, valued at $423,677, pursuant to his Officer Agreement.

Net loss per common share

Net loss per share is computed using the basic and diluted weighted average number of common shares outstanding during the period.  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding unless common stock equivalent shares are anti-dilutive.  Dilutive potential common shares are additional common shares assumed to be exercised.  Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the years ended March 31, 2014 and 2013.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended March 31, 2014 and 2013, applicable under ACS 740.  As a result of the adoption of ACS 740, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

Changes in the net deferred tax assets consist of the following:

	March 31, 2014	March 31, 2013
Net operating loss carryforward	$ (661,044)	$ (1,232,756)
Valuation allowance	661,044	1,232,756
Net deferred tax asset	$ -	$ -

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

	March 31, 2014	March 31, 2013
Net operating loss carryforward	$ (231,366)	$ (435,402)
Valuation allowance	231,366	435,402
Net deferred tax asset	$ -	$ -

The Company did not pay any income taxes during the years ended March 31, 2014 or 2013.

The net federal operating loss carry forward will expire in 2034.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 6 – Related Party Notes Payable and Advances

On November 1, 2012, the Company entered into a note agreement with a shareholder/director of the Company, pursuant to which the Company borrowed $100,000 from the shareholder which was payable in 60 days with interest at 6% per annum (the “Hadley Note”).  Proceeds from the Hadley Note were paid directly to GNE as a deposit to purchase certain oil and gas assets (see Note 3).  The Hadley Note was payable in 60 days with interest at 6% per annum.  In accordance with the terms of the note, the Company agreed to issue 250,000 shares of unregistered common stock to the shareholder.  The shares of unregistered common stock had a relative fair value of approximately $71,631 as of November 1, 2012, which was recorded as additional interest expense over the 60 day term of the note.  As of March 31, 2014, all 250,000 shares were issued to Hadley. Upon the Company’s receipt of a Subscription Agreement and request to convert same from Mr. Hadley, on September 27, 2013, the Company’s Board of Directors approved via unanimous written consent to convert the Hadley Note into 20,000 shares of the Company’s Series A Preferred Stock in connection with a Subscription Agreement and request for such conversion from Mr. Hadley; on the same day, 20,000 shares of Series A Preferred Stock were issued to Mr. Hadley. Pursuant to the conversion of the Hadley Note, the Company would not have any further liability to Mr. Hadley thereunder.   Mr. Hadley has informed the Company that he is not in complete agreement with the history and current status of the Hadley Note and therefore the parties are currently discussing a resolution.  No gain or loss will be recognized on settlement of the debt because the fair value of the preferred stock issued is equal to the carrying value of the debt. The Company recognized and measured an aggregate of $64,632 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the Preferred Stock. The preferred stock discount of $64,632, attributed to the beneficial conversion feature, is recognized as a deemed preferred stock dividend, additionally the Company will recognize the value attributable to the warrants in the amount of $89,837 to additional paid in capital and a discount against the preferred stock upon the conversion of the preferred stock into warrants.

On November 28, 2012, the CE McMillan Family Trust (the "CE Trust") advanced the Company $100 to facilitate the opening of a new bank account in Irving, Texas. The trustee of the C.E. McMillan Family Trust is also the managing member of Fidare Consulting Group, LLC ("Fidare") and Cicerone Corporate Development, LLC ("Cicerone").  The advance had not been repaid as of March 31, 2014.  (See Note 7)

At various times during the years ended March 31, 2014 and 2013, Cicerone Corporate Development, LLC (a related party) advanced funds to the Company for operating expenses.  During the year ended March 31, 2014, Cicerone advanced a total of $331,211 to the company. During the year ended March 31, 2013, Cicerone advanced a total of $60,995 to the Company and was repaid $24,080 with a balance due of $36,915 as of March 31, 2013. Cicerone is a stockholder of the Company.  (See Note 7)

Note 7 -Related Party Transactions

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

The Consulting Agreement with Fidare was terminated on February 28, 2013 with an effective date of April 4, 2013.

On June 26, 2013, the Company entered into a new Consulting Agreement with Fidare to provide consulting services relating to corporate governance, accounting procedures and control and strategic planning  In accordance with the terms of the Consulting Agreement, Fidare receives monthly compensation of shares of common stock valued at $20,000 based on the price at the close on the last trading day of each month and 20,000 warrants to purchase common stock, with each warrant having an exercise price equal to the closing sale price of the Common Stock on the date of issue and providing for a cashless or net issue exercise.  As of March 31, 2014, 144,919 shares of common stock and 340,000 warrants had been issued to Fidare. As of July 15, 2014, 158,765 shares of common stock and 340,000 warrants have been issued to Fidare, pursuant to the terms of the contract.  The managing member of Fidare is the C.E. McMillan Family Trust.  Harry McMillan is trustee of the C.E. McMillan Family Trust. The company recognized $755,860 and $792,495 in professional fees to related parties for the years ended March 31, 2014 and 2013, respectively.

In December 2012, the Company entered into a Master Services Agreement with IntreOrg Systems, Inc. (“IntreOrg”) to provide data aggregation and surveillance of share ownership, purchases, sales and custody by individuals, institutions, broker-dealers, clearing agents, and custodians for a period of one year commencing on December 31, 2012.  The annual subscription service is $30,000 plus a one-time set-up fee of $2,500.  The agreement renews automatically and remains “evergreen” for succeeding one year terms, unless terminated according to the termination provisions contained in the agreement.  The principle owner and CEO/President/Director of IntreOrg was the former President and a major stockholder of the Company as of March 31, 2013.

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

Grant Date	Warrants issued	Fair Value	Expected Volatility	Expected Dividends	Expected term (in years)	Risk-free rate	Estimated Fair Value Using Black-Scholes Model
September 30, 2012	20,000	$ 29,714	249.8%	-	2	0.23%	$ 1.49
October 31, 2012	20,000	$ 18,667	250.8%	-	2	0.30%	$ 0.93
November 30, 2012	20,000	$ 92,494	251.6%	-	2	0.25%	$ 4.62
December 31, 2012	20,000	$ 129,565	252.0%	-	2	0.25%	$ 6.48
January 31, 2013	20,000	$ 120,711	254.7%	-	2	0.27%	$ 6.04
February 28, 2013	20,000	$ 130,322	256.9%	-	2	0.25%	$ 6.52
March 31, 2013	20,000	$ 22,711	256.8%	-	2	0.25%	$ 1.14
July 31, 2013	20,000	$ 40,096	257.1%	-	2	0.31%	$ 2.00
August 31, 2013	20,000	$ 52,340	251.9%	-	2	0.39%	$ 2.62
September 30, 2013	20,000	$ 59,747	248.2%	-	2	0.33%	$ 2.99
October 31, 2013	20,000	$ 69,726	246.5%	-	2	0.31%	$ 3.48
November 30, 2013	20,000	$ 68,878	237.0%	-	2	0.28%	$ 3.44
December 31, 2013	20,000	$ 57,572	238.2%	-	2	0.38%	$ 2.88
January 31, 2014	20,000	$ 76,366	236.4%	-	2	0.34%	$ 3.82
February 28, 2014	20,000	$ 76,371	236.5%	-	2	0.33%	$ 3.82
March 31, 2014	20,000	$ 74,416	226.7%	-	2	0.44%	$ 3.72
Total	320,000	$1,119,696

Note 8 – Commitments and Contingencies

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

Note 9 – Subsequent Events

On April 28, 2014, the Company granted 108,000 options to purchase the Company’s common stock with a three year term and an exercise price of $1 pursuant to the terms of the board of director’s agreement with Michael Farmer. The value of the options as of April 28, 2014 was $427,901.

On April 28, 2014, the Company granted 200,000 options to purchase the Company’s common stock with a three year term and an exercise price of $3 pursuant to the terms of the board of director’s agreement with Michael Farmer. The value of the options as of April 28, 2014 was $751,494.

On April 30, 2014, the Company issued Mr. Richardson 5,000 shares of common stock valued at $20,000 and 20,000 warrants valued at $58,897 pursuant to the terms of his Officer Agreement.

On April 30, 2014, the Company issued Fidare Consulting Group 5,000 shares of common stock valued at $20,000 and 20,000 warrants valued at $58,897 pursuant to the terms of its Consulting Agreement.

On May 31, 2014, the Company issued Mr. Richardson 5,000 shares of common stock valued at $20,000 and 20,000 warrants valued at $78,287 pursuant to the terms of his Officer Agreement.

On May 31, 2014, the Company issued Fidare Consulting Group 5,000 shares of common stock valued at $20,000 and 20,000 warrants valued at $78,287 pursuant to the terms of its Consulting Agreement.

On June 30, 2014, the Company issued Mr. Richardson 5,000 shares of common stock valued at $20,000 and 20,000 warrants valued at $56,356 pursuant to the terms of his Officer Agreement.

On June 30, 2014, the Company issued Fidare Consulting Group 5,000 shares of common stock valued at $20,000 and 20,000 warrants valued at $56,356 pursuant to the terms of its Consulting Agreement.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of March 31, 2014 due to the existence of the material weaknesses as of March 31, 2014, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in the following areas:

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

Remediation Plan for Material Weaknesses

The material weaknesses described above in "Management's Report on Internal Control Over Financial Reporting" comprise control deficiencies that we discovered during the financial close process for the March 31, 2014 fiscal period.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table and text set forth the names and ages of all directors and executive officers as of , 2014.

Name	Age	Position
Colin Richardson	56	President
Michael Farmer	53	Chairman

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

Corporate Governance & Board Independence

As of the date of this Report, our Board of Directors has one director and has not established Audit, Compensation, and Nominating or Governance Committees as standing committees. The Board does not have an executive committee or any committees performing a similar function. We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent and do not currently have any independent board members.

Due to our lack of operations and size, we do not have an Audit Committee. Furthermore, since we are not currently listed on a national securities exchange, we are not subject to any listing requirements mandating the establishment of any particular committees.  For these same reasons, we did not have any other separate committees during fiscal 2014; all functions of a nominating committee, audit committee and compensation committee were performed by our whole board of directors.  Our board of directors intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges as necessary. Therefore, we intend that a majority of our directors will eventually be independent directors and at least one director will qualify as an “audit committee financial expert.”

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

We are a small company which has yet to achieve operating revenues. We believe that our present management structure is appropriate for a company of our size and state of development.

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

To our knowledge, based solely on a review of such materials as are required by the SEC, none of our officers, directors or beneficial holders of more than 10% of our issued and outstanding shares of common stock failed to timely file with the SEC any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act, during the fiscal year ended March 31, 2014.

Code of Business Conduct, Code of Ethics and Code of Ethics for Financial Professionals

The Company has not adopted a Code of Ethics which applies to our directors, officers, employees and representatives due to the fact that we are in the developmental stage of our operations and have a limited number of employees. We intend to adopt a code of ethics during this fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

The following discussion summarizes all compensation awarded to, earned by, or paid to our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in the following table but for the fact that the individual was not serving as an executive officer of our company at March 31, 2014 for all services rendered in all capacities to us for the latest two fiscal years ended March 31, 2014 and 2013.

The following table sets forth the compensation paid to our executive officers for services rendered during the preceding two fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation Earnings ($)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Colin Richardson, CEO (1)	2014	120,000		120,000		423,677			663,677
Colin Richardson, CEO (1)	2013	50,000							50,000
Steve Henson, CEO (2)	2014	80,000							80,000
Steve Henson, CEO (2)	2013	40,000							40,000

(1)

Mr. Richardson was appointed as President and Chief Executive Officer of the Company starting from October 5, 2013.

(2)

Mr. Henson resigned from his position in October 2013.

Employment Agreements

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

In connection with his appointment as President, we entered into a Corporate Officer Consulting Engagement Agreement with Mr. Richardson (the “Officer Agreement”); the Officer Agreement has a term of 12 month starting from October 1, 2013.  Pursuant to the Officer Agreement, Mr. Richardson shall receive monthly compensation in the amount of $10,000 in accordance with the Company’s regular payment schedule, that number of shares of the Company’s common stock valued at $20,000 based on its price at the close on the last trading day of each month and two year warrants to purchase up to 20,000 shares of the Company’s common stock at an exercise price per share equal to the closing sale price of the common stock on the date of the issuance. The foregoing shares and warrants shall be issued as of the last business day of each month.  As of March 31, 2014, we have issued Mr. Richardson 26,313 shares of common stock and 120,000 warrants pursuant to his Officer Agreement. Mr. Richardson’s Officer Agreement was renewed and amended on July 1, 2014, pursuant to which Mr. Richardson shall receive monthly compensation in the amount of $10,000 in accordance with the Company’s regular payment schedule, that number of shares of the Company’s common stock valued at $20,000 based on its price at the close on the last trading day of each month. The shares shall be issued as of the last business day of each month. A copy of the Officer Agreement, as amended, is filed herewith as Exhibit 10.14.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards at March 31, 2014 and March 31, 2013.

Director Compensation

Pursuant to our Amended and Restated Bylaws, Directors may be paid their expenses of attendance at each meeting of the Board of Directors and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as director.

The following table sets forth certain information concerning compensation paid to our directors for services as directors during the fiscal year ended March 31, 2014:

Name	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation	Total
	($)	($)	($)	($)	($)	($)	($)
Gary Giles *	10,000						10,000
Gregory Hadley *	16,667						16,667
Jim Iman*	10,000						10,000
Mark Teinert *	10,000						10,000
Michael Farmer	24,000						24,000
Stephen R. Henson *	16,000						16,000

On November 15, 2012, the Board of Directors appointed Mr. Hadley as a director.  As part of his appointment, Mr. Hadley entered into a Board of Directors Agreement, which provides for Mr. Hadley to be issued 200,000 shares of our common stock for his engagement as a Director. His agreement also entitles him to an annual fee of $50,000 payable on a quarterly basis. (See "Related Party Transactions" above regarding a promissory note we entered into with Mr. Hadley and related share issuance.) On August 28, 2013, Mr. Hadley resigned from his position as a director. During the period from November 15, 2012 to August 28, 2013, a total amount of $41,667 has been accrued as cash fee owed to Mr. Hadley as a Director of the Company.

On January 14, 2013, the board appointed Michael Farmer, Mark Teinert, Jim R. Iman, and Gary A. Giles as directors to be effective April 4, 2013.  The Board of Directors Agreement provides for the directors to receive an annual director’s fee of $24,000, which shall be paid in increments of $2,000 a month and  options to purchase up to 300,000 shares of our common stock, of which 100,000 shares are purchasable at $1.00 per share and of which 200,000 shares are purchasable at $3.00 per share. The options have a term of 3 years, vest at a rate of 25% per quarter starting on the first anniversary date, and are exercisable from the first anniversary of the grant date (the Effective Date of the Board of Directors Agreement). Mr. Teinert, Mr. Iman and Mr. Giles resigned on August 9, 2013. As of the date of this Report, Mr. Farmer is the sole director of the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of July 15, 2014 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of July 15, 2014 we had 19,861,077 shares of Common Stock issued and outstanding and 182,000 shares of Series A Preferred Stock outstanding that are convertible on a one for one basis.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of July 15, 2014.  For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of July 15, 2014 is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise indicated, the business address of each person listed is in care of 556 Silicon Drive, Suite 103, Southlake, TX. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class (2)

Common Stock	Colin Richardson	1,220,159 (3)(4)	6.1%
	President	Direct

Common Stock	Michael Farmer	1,288,101 (5)	6.4%
	Chairman	Indirect

	All officers and directors as a group (2 in number)	2,508,260	12.5%

Common Stock	Great Northern Energy, Inc.	7400000 (6)	37.3%
		Direct

Common Stock	Austin Powers, LLC	1,500,000	7.6%
		Direct

Common Stock	Dr. Steven R. Henson	1,058,766 (3) (7)	5.3%
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

(3) These shares represent shares received from RF Colorado when they distributed their shares to their members (the "RF Distribution").

(4) This amount includes: (i) 990,001 shares received pursuant to the RF Distribution; (ii) 50,159 shares of common stock issued pursuant to his Corporate Officer Engagement Consulting Agreement; and (iii) 180,000 shares of common stock issuable upon exercise of the Warrants he received pursuant to his Corporate Officer Engagement Consulting Agreement.  Mr. Richardson's Corporate Officer Engagement Consulting Agreement entitles him to receive, each month during the term of the agreement, common stock valued at $20,000 based on its price at the close on the last trading day of each month and 20,000 warrants to purchase Common Stock.  For purposes of calculating the number of shares in (ii) above, we used the closing price as of the last trading day in June 2014.

(5) Michael Farmer, our sole director , is the managing member of JBK Management and as such has voting and investment control over the 980,101 common shares held by JBK Management.  Includes 308,000 shares that could be acquired upon the exercise of options held by Mr. Farmer..

(6) These are the shares we issued to GNE pursuant to the purchase and sale agreement, as amended and further modified we entered into with GNE (See "Company Overview" above).

(7) This amount includes 958,766 shares Dr. Henson received from the RF Distribution.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of March 31, 2014.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights ( a )	Weighted average exercise price of outstanding options, warrants and rights ( b )	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column ( a )) ( c )
Plan category
Plans approved by our shareholders:
2012 Stock Option and Award Plan	-	N/A	2,000,000
Plans not approved by shareholders:	-	N/A	N/A

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Other than the relationships and transactions discussed below, we are not a party to, nor are we proposed to be a party, to any transaction since the beginning of the fiscal year ending March 31, 2014 involving an amount that exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which a related person, as such term is defined by Item 404 of Regulation S-K, had or will have a direct or indirect material interest.

Currently, our corporate secretary, who also owns approximately 1.5% of our common stock, provides us with various office services for which she does not receive any compensation.

On July 5, 2012, we, Orphan Holdings of Texas, Inc. (“Orphan Holdings”), its majority shareholder, and RF Colorado Ventures, LLC ("RF Colorado") executed a Share Purchase Agreement (the "Agreement") pursuant to which RF Colorado purchased 9,900,000 shares of the Company’s common stock held by Orphan Holdings for a total purchase price of $300,000, to be paid by RF Colorado. Our prior CEO, Dr. Steven R. Henson is the managing member of RF Colorado.  Upon Closing of the purchase, RF Colorado became our majority and controlling shareholder ("Change in Control Transaction").  The Agreement also provided that our prior sole officer & director, Mr. Frederick Zeigler would resign and that nominees of RF Colorado - Dr. Henson and Mr.  Hadley were to be appointed to our Board of Directors and as the Company’s management. Further, at the time of the Closing, Dr. Henson and Mr. Farmer each owned a 10.7% and 9.9% ownership interest, respectively, in RF Colorado.  Since executing the Agreement, RF Colorado has distributed its shares of the Company’s common stock to its members. Following the distribution, Dr. Henson and Mr. Farmer received their respective number of shares of our common stock originally owned by RF Colorado. As such, RF Colorado is no longer a majority shareholder of the Company.

On November 1, 2012, the Company entered into a note agreement with a shareholder/director of the Company, pursuant to which the Company borrowed $100,000 from the shareholder which was payable in 60 days with interest at 6% per annum (the “Hadley Note”).  Proceeds from the Hadley Note were paid directly to GNE as a deposit to purchase certain oil and gas assets (see Note 3).  The Hadley Note was payable in 60 days with interest at 6% per annum.  In accordance with the terms of the note, the Company agreed to issue 250,000 shares of unregistered common stock to the shareholder.  The shares of unregistered common stock had a relative fair value of approximately $71,631 as of November 1, 2012, which was recorded as additional interest expense over the 60 day term of the note.  As of March 31, 2014, all 250,000 shares were issued to Hadley. Upon the Company’s receipt of a Subscription Agreement and request to convert same from Mr. Hadley, on September 27, 2013, the Company’s Board of Directors approved via unanimous written consent to convert the Hadley Note into 20,000 shares of the Company’s Series A Preferred Stock in connection with a Subscription Agreement and request for such conversion from Mr. Hadley; on the same day, 20,000 shares of Series A Preferred Stock were issued to Mr. Hadley. Pursuant to the conversion of the Hadley Note, the Company would not have any further liability to Mr. Hadley thereunder.   Mr. Hadley has informed the Company that he is not in complete agreement with the history and current status of the Hadley Note and therefore the parties are currently discussing a resolution. No gain or loss will be recognized on settlement of the debt because the fair value of the preferred stock issued is equal to the carrying value of the debt.

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

The Consulting Agreement with Fidare was terminated on February 28, 2013 with an effective date of April 4, 2013.

On June 26, 2013, the Company entered into a new Consulting Agreement with Fidare to provide consulting services relating to corporate governance, accounting procedures and control and strategic planning  In accordance with the terms of the Consulting Agreement, Fidare receives monthly compensation of shares of common stock valued at $20,000 based on the price at the close on the last trading day of each month and 20,000 warrants to purchase common stock, with each warrant having an exercise price equal to the closing sale price of the Common Stock on the date of issue and providing for a cashless or net issue exercise.  As of March 31, 2014, 144,919 shares of common stock and 340,000 warrants had been issued to Fidare. As of July 15, 2014, 158,765 shares of common stock and 340,000 warrants have been issued to Fidare, pursuant to the terms of the contract.  The managing member of Fidare is the C.E. McMillan Family Trust.  Harry McMillan is trustee of the C.E. McMillan Family Trust.

On November 28, 2012, the CE McMillan Family Trust (the "CE Trust") advanced the Company $100 to facilitate the opening of a new bank account in Irving, Texas. The CE Trust is also the managing member of Fidare and Cicerone Corporate Development, LLC ("Cicerone").  The advance had not been repaid as of March 31, 2014.

On September 4, 2013, we received a $750,000 Revolving Credit Note (the "Cicerone Revolving Note") from Cicerone.  The Cicerone Revolving Note matures on February 1, 2015 and bears interest at the rate of LIBOR plus 2.75% per annum, which is payable semi-annually on June 30 and December 31 of each year. We may request advances on the Cicerone Revolving Note in increments of $10,000 at any time prior to the maturity date.  If we do not pay the outstanding amount on the maturity date, then the interest rate shall increase to the lesser of 12% or the maximum rate of interest permitted by law. As an inducement to entering into the Cicerone Revolving Note, we issued Cicerone 1,500,000 shares of our common stock (the "Inducement Shares").  The Cicerone Revolving Note contains standard events of default, including nonpayment of the Note or any other liability exceeding $50,000, as well as a change in control or entry into bankruptcy, upon which Cicerone may enforce its rights under the Revolving Note.  At the time of entering into the Cicerone Revolving Note, Cicerone had already loaned us approximately $65,100, which amount is included as amount advanced under the Cicerone Revolving Note that must be paid back. As of March 31, 2014, Cicerone had advanced a total of $392,206 to the company and was repaid $24,080 with a balance due of $368,126.  As of July 15, 2014, we received a total of approximately $450,702, including the $65,100, in advances under the Cicerone Revolving Note.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Sam Kan & Co. served as our independent registered public accounting firm until December 4, 2013. LBB & Associates, Ltd. LLP served as our independent registered public accounting firm from December 4, 2012 until January 4, 2013.  On February 4, 2013, we engaged Chapman, Hext & Co., P.C. ("Chapman") as our principal accountant to audit our financial statements.  Chapman, Hext, & Co. resigned on December 29, 2013.  On February 23, 2013, we engaged Malone Bailey, LLP as our independent registered public accounting firm.  The following table shows the fees that were billed for the audit and other services for 2014 and 2013.

	2014	2013
Audit Fees	$8,000	$11,500
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$8,000	$11,500

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to 2014 were pre-approved by the entire Board of Directors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No	Description
3.1	Articles of Incorporation
3.2	Articles of Amendment to our Articles of Incorporation
3.3	By-Laws
10.1	Orphan Holdings of Texas, Inc. Share Purchase Agreement, dated July 5, 2012 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 10, 2012)
10.2	Frederick Ziegler Consulting Agreement, dated August 1, 2012 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 31, 2012)
10.3	John Miller Consulting Agreement, dated September 1, 2012 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 31, 2012)
10.4	E. Robert Gates, Consulting Agreement, dated September 1, 2012 (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 31, 2012)
10.5	Kevin A. Carreno Board of Directors Agreement, dated August 9, 2012 Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on August 31, 2012)
10.6	Purchase Sale Agreement (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 21, 2012)
10.7	Premise Use Agreement (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 21, 2012)
10.8	Placement Agent/Investment Banking Retainer Agreement, dated November 13, ( Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 21, 2012)
10.9	Fidare Consulting Group, LLC Consulting Agreement, dated September 25, 2012 (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on November 21, 2012)
10.10	Gregory Hadley, Board of Directors Agreement, dated November 15, 2012 (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on December 10, 2012)
10.11	Fidare Consulting Group, LLC. First Amended Consulting Agreement, dated December 1, 2012 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 10, 2012)
10.12	Steven R. Henson Corporate Officer/Consulting Engagement Agreement, dated December 3, 2012 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 10, 2012)
10.13	Steven R. Henson Board of Directors Agreement, dated December 4, 2012, (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on December 10, 2012)
10.14	First Amended Corporate Officer Consulting Engagement Agreement with Mr. Colin Richardson (Filed herewith)
10.15	Form of Revolving Credit Note dated September 4, 2013 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 21, 2014)
10.16	Letter Agreement with Pt Platinum Consulting, LLC (Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on May 5, 2014)

10.17	Albury Note (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed on May 5, 2014)
10.18	Hadley Note (Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed on May 5, 2014)
10.19	Board of Directors Agreement with Michael Farmer dated as of January 28, 2013 (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed on May 5, 2014)
10.20	Purchase and Sale Agreement between the Company and Black Gold Kansas Productions, LLC (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on June 3, 2014)
16.1	Letter of Change of Accountants, LBB & Associates, Ltd., dated January 4, 2012 (Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed on January 9, 2013)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (Filed herewith)
31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial and accounting officer (Filed herewith)
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer (Filed herewith)
101	XBRL +

+ To be filed via amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rangeford Resources, Inc.
July 15, 2014	By: /s/ Colin Richardson
Colin Richardson, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date
s/ Colin Richardson
Colin Richardson	Chief Executive Officer, President, principal executive officer and Principal financial and accounting officer	July 15, 2014

s/ Michael Farmer
Michael Farmer	Director	July 15,2014