Form 10-K/A
period 2014-03-31
Rangeford Resources, Inc.
filed 2014-07-18
CIK 1438035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K /A

Amendment No. 1

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

Explanatory Note

Rangeford Resources, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to the Company’s annual report on Form 10-K for the year ended March 31, 2014 (the “Form 10-K”), filed with the Securities and Exchange Commission on July 15, 2014 (the “Original Filing Date”), to: (i) revise Note 4 – Shareholders’ Equity and Note 7 – Related Party Transactions of Item 8. Financial Statements to streamline and summarize the Company’s warrant activity; (ii) furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T; and (iii) provide other minor clean-up revisions we noticed since filing the Form 10-K. Exhibit 101 consists of the following materials from the Company’s Form 10-K, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

No other changes have been made to the Form 10-K. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-K. In light of the reasons for this Amendment, we decided to re-file the Form 10-K in its entirety, rather than just specific sections that contain any revisions.

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

Cicerone Corporate Development, LLC Revolving Credit Note

On September 4, 2013, we received a $750,000 Revolving Credit Note (the "Cicerone Revolving Note") from Cicerone Corporate Development, LLC ("Cicerone") (a related party).  The Cicerone Revolving Note matures on February 1, 2015 and bears interest at the rate of LIBOR plus 2.75% per annum, which is payable semi-annually on June 30 and December 31 of each year. We may request advances on the Cicerone Revolving Note in increments of $10,000 at any time prior to the maturity date.  If we do not pay the outstanding amount on the maturity date, then the interest rate shall increase to the lesser of 12% or the maximum rate of interest permitted by law. As an inducement to entering into the Cicerone Revolving Note, we issued Cicerone 1,500,000 shares of our common stock (the "Inducement Shares").  The Cicerone Revolving Note contains standard events of default, including nonpayment of the Note or any other liability exceeding $50,000, as well as a change in control or entry into bankruptcy, upon which Cicerone may enforce its rights under the Revolving Note.  At the time of entering into the Cicerone Revolving Note, Cicerone had already loaned us approximately $65,100, which amount is included as amount advanced under the Cicerone Revolving Note that must be paid back.  As of July 17, 2014, we received a total of approximately $450,702, including the $65,100, in advances under the Cicerone Revolving Note.  The managing member of Cicerone is the C.E. McMillan Family Trust.  Harry McMillan is trustee of the C.E. McMillan Family Trust. Please see, Item 13, "Related Parties" below.

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

We are delinquent in our tax filings.

We failed to file federal tax returns for the fiscal years ended March 31, 2009 through 2014 and they are open for review by the various tax jurisdictions. We are also required to file Franchise Tax Reports in Nevada and we have filed all the required tax forms in Nevada. We cannot assure you that we will not incur fines and penalties for failure to file such our federal tax returns.

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

We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of our present shareholders. We are currently authorized to issue 75,000,000 shares of common stock and 3,000,000 shares of Series A convertible preferred stock with such designations, preferences and rights as determined by our Board of Directors.  As of March 31, 2014, 19,833,385 shares of our Common Stock and 182,000 shares of our Series A convertible preferred stock are outstanding. However, as of July 17, 2014, the Company has issued or has authorized the issuance of: (i) 19,861,077 shares of common stock, including the Agreement Shares issued to GNE; (ii) 182,000 shares of Series A Preferred Stock (the “Preferred Series A Shares”) that is convertible into 182,000 shares of common stock and warrants to purchase up to 182,000 shares of common stock at an exercise price of $6.50 per share; (iii) additional warrants to purchase up to an aggregate of 440,000 shares of our common stock with exercise prices ranging from $1.01 to $7.00 per warrant and (iv) options to purchase up to an aggregate of 308,000 shares of common stock at exercise prices of $1.00 and $3.00 per share.  Conversion of the preferred stock or exercise of the warrants may cause dilution in the interests of other shareholders as a result of the additional Common Stock that would be issued upon conversion or exercise. In addition, sales of our Common Stock issuable upon exercise of the warrants could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our Common Stock. Further, the terms on which we may obtain additional financing during the period any of the warrants remain outstanding may be adversely affected by the existence of these warrants as well.

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

ITEM 3.  LEGAL PROCEEDINGS.

On June 7, 2012, several former shareholders (including the then CEO of the Company, Dr. Steven Henson, although not in such capacity) of Sun River Energy, Inc. (“Sun River”) filed a derivative action against Sun River and its management in a case now styled Colin Richardson, et al., derivatively on behalf of Sun River Energy, Inc. v. Sun River Energy, Inc. v. Donald R. Schmidt, Jr., et al., Cause No. DC-12-06318, in the District Court of Dallas County, Texas (the “Derivative Suit”).  On January 24, 2013, the Court found the Plaintiffs in the case had shown a probable right to the relief sought at an evidentiary hearing and a likelihood of success on the claims of breach of fiduciary duty, fraudulent transfer and certain defamation claims, and entered a temporary injunction against Sun River and its management (the “Temporary Injunction”).  The terms of the Temporary Injunction prevent Sun River, and all officers, directors, agents, servants, attorneys, employees, and all those in active concert or participation, from any performance, claims of default, payments, transfer or other actions with respect to certain notes and mortgages; any payments on those notes based on alleged past due compensation without Board Approval and without providing notice to the parties; entry into contracts by Donal R. Schmidt, Jr. to lease, purchase, or sell Sun River’s interest in its hard rock minerals, coal, oil, timber, gas and or other minerals in Colfax County, New Mexico, without Board Approval and without providing notice to the parties, and any and all issuances of stock or any other compensation, payments, bonuses, gifts or other transfers  by Sun River to the Defendants without Board Approval and without providing notice to the parties outside of normal payroll payment activity.  On February 7, 2013, Defendants Schmidt et al. filed an Amended Answer, Special Exception, Counterclaim and Original Third Party Petition asserting claims against certain third parties for breach of contract, breach of fiduciary duty, misappropriation of confidential information, and against the Company (as well as others) for conversion, constructive trust and conspiracy and places some of the blame for these alleged actions on Dr. Steven

Henson.  On January 27, 2014, upon motion made by the Company and other third party defendants in their joint motions for severance of third party claims relief was granted by the district court of Dallas County, Texas and a new suit, styled Sun River, et al. v. the Company, et al. (including the other initial third party defendants) was created (the “Third Party Suit”); however, as of March 31, 2014, Sun River has yet to pay the requisite filing fees and the case has yet to be assigned a cause number.  As a result of such severance, the Company is no longer a party to the Derivative Suit.  The Derivative Suit case was set for trial on June 9, 2014, which was later postponed to January 20, 2015, subject, it is understood to a Motion for Continuance.  There is no current trial set in the Third Party Suit although the parties to the Third Party Suit have circulated an agreed Scheduling Order setting the Third Party Suit for trial in January 2015; no order setting such trial date has been submitted for the Court’s signature as of this date.  In addition, Sun River appealed the decision of temporary injunction in the Derivative Suit and on January 13, 2014, the Appeals Court reversed the temporary injunction in the Derivative Suit on the grounds that the Plaintiffs did not show imminent harm.  Plaintiffs in the Derivative Suit have filed a new request for temporary injunction to the Appeals Court seeking new relief. Dr. Steven Henson believes the claims in the Third Party Suit are completely without merit and the Company will defend their respective positions vigorously.

On January 15, 2013, Gruber Hurst Johansen Hail Shank LLP ("GHJHS") initiated a lawsuit against Steve Henson, M.D., David K. Henson, Colin Richardson, et al, in the 134th District Court of Dallas County, Cause No. DC-13-00553.  GHJHS brought this suit seeking payment for legal representation previously provided to the defendants regarding the Sun River case disclosed above.  This case was later assigned to mediation. On June 29, 2014, the Court issued a final order dismissing GHJHS’s claims against Mr. Richardson and accordingly the case was closed. On or about July 7, 2014, GHJHS filed a motion to amend the final order in light of an outstanding Motion for Summary Judgment pending against Mr. Henson. As of the date of this filing, the Court has not moved on the motion to amend the final order, and therefore the case remains closed as of the date of this filing.

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

The last sale price of our common stock as reported on the OTC Pink Market was $3.3 on July 14, 2014.  As of July 17, 2014, there were approximately 76 recorded owners of our common stock.

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

On December 14, 2012, 25,000 shares with a relative fair value of $7,163 were issued to John Albury, pursuant to the term of a note agreement.

On December 12, 2012, a total of 100,000 shares valued at $216,800 were issued to Fidare Consulting Group, LLC, pursuant to the terms of a professional services contract.

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

On January 30, 2013, we issued 7,400,000 shares of common stock to GNE toward the purchase of certain oil and gas properties, but the agreement had not been consummated. As of the date of this report, the future status of these shares remains uncertain as GNE returned the stock certificate representing such shares but, has yet to submit the necessary stock power to cancel the shares and transfer the shares back to us. The 7,400,000 shares are considered issued and outstanding at March 31, 2014. The deposit of $36,557, recorded on the balance sheet as of March 31, 2014 and 2013, will be reversed in the period the shares are properly cancelled.

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

As of March 31, 2014, the Company had total current assets of $101,444, consisting of $173 cash and $101,271 in debt issuance costs.   As of March 31, 2014, the Company had total current liabilities of $921,145 which includes $546,047 in accounts payable, $6,872 in accrued interest, and, $368,226 in notes payable.   As of March 31, 2014, the Company had a working capital deficit of $819,701.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2014 and 2013. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the years ended March 31, 2014 and 2013.

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

43

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

On February 25, 2014, the Company issued 30,800 shares to Fidare Consulting Group related to the net exercise of 120,000 warrants.

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

Warrant Summary

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

	March 31, 2014	March 31, 2013
Expected volatility	243%	202%
Expected dividends	0	0
Expected term (in years)	2	2
Risk-free rate	0.35%	0.26%

A summary of warrant activity for the years ended March 31, 2014 and March 31, 2013 are presented below:

	Number of Warrants	Weighted Average Exercise Price
Balance at March 31, 2012	-	-
Granted	140,000	$4.19
Exercised	-	-
Expired	-	-
Balance at March 31, 2013	140,000	$4.19
Granted	300,000	$4.33
Exercised	160,000	$3.12
Expired	-	-
Balance at March 31, 2014	280,000	$4.96
Warrants exercisable at March 31, 2014	280,000	$4.96

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

Note 6 – Related Party Notes Payable and Advances

On November 1, 2012, the Company entered into a note agreement with a shareholder/director of the Company, pursuant to which the Company borrowed $100,000 from the shareholder which was payable in 60 days with interest at 6% per annum (the “Hadley Note”).  Proceeds from the Hadley Note were paid directly to GNE as a deposit to purchase certain oil and gas assets (see Note 3).  The Hadley Note was payable in 60 days with interest at 6% per annum.  In accordance with the terms of the note, the Company agreed to issue 250,000 shares of unregistered common stock to the shareholder.  The shares of unregistered common stock had a relative fair value of approximately $71,631 as of November 1, 2012, which was recorded as additional interest expense over the 60 day term of the note.  As of March 31, 2014, all 250,000 shares were issued to Hadley. Upon the Company’s receipt of a Subscription Agreement and request to convert same from Mr. Hadley, on September 27, 2013, the Company’s Board of Directors approved via unanimous written consent to convert the Hadley Note into 20,000 shares of the Company’s Series A Preferred Stock in connection with a Subscription Agreement and request for such conversion from Mr. Hadley; on the same day, 20,000 shares of Series A Preferred Stock were issued to Mr. Hadley. Pursuant to the conversion of the Hadley Note, the Company would not have any further liability to Mr. Hadley thereunder.   Mr. Hadley has informed the Company that he is not in complete agreement with the history and current status of the Hadley Note and therefore the parties are currently discussing a resolution.  No gain or loss was recognized on settlement of the debt because the fair value of the preferred stock issued is equal to the carrying value of the debt. The Company recognized and measured an aggregate of $64,632 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the Preferred Stock. The preferred stock discount of $64,632, attributed to the beneficial conversion feature, is recognized as a deemed preferred stock dividend, additionally the Company will recognize the value attributable to the warrants in the amount of $89,837 to additional paid in capital and a discount against the preferred stock upon the conversion of the preferred stock into warrants.

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

The Consulting Agreement with Fidare was terminated on February 28, 2013 with an effective date of April 4, 2013.

On June 26, 2013, the Company entered into a new Consulting Agreement with Fidare to provide consulting services relating to corporate governance, accounting procedures and control and strategic planning  In accordance with the terms of the Consulting Agreement, Fidare receives monthly compensation of shares of common stock valued at $20,000 based on the price at the close on the last trading day of each month and 20,000 warrants to purchase common stock, with each warrant having an exercise price equal to the closing sale price of the Common Stock on the date of issue and providing for a cashless or net issue exercise.  As of March 31, 2014, 144,919 shares of common stock and 340,000 warrants had been issued to Fidare. As of July 17, 2014, 158,765 shares of common stock and 340,000 warrants have been issued to Fidare, pursuant to the terms of the contract.  The managing member of Fidare is the C.E. McMillan Family Trust.  Harry McMillan is trustee of the C.E. McMillan Family Trust. The company recognized $755,860 and $792,495 in professional fees to related parties for the years ended March 31, 2014 and 2013, respectively.

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

Other than the lawsuits disclosed under Item 3 above, neither we nor any of our direct or indirect subsidiaries is a party to, nor is any of our property the subject of, any legal proceedings. There are no proceedings pending in which any of our officers, directors or 5% shareholders are adverse to us or any of our subsidiaries or in which they are taking a position or have a material interest that is adverse to us or any of our subsidiaries.

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

In connection with his appointment as President, we entered into a Corporate Officer Consulting Engagement Agreement with Mr. Richardson (the “Officer Agreement”); the Officer Agreement has a term of 12 month starting from October 1, 2013.  Pursuant to the Officer Agreement, Mr. Richardson shall receive monthly compensation in the amount of $10,000 in accordance with the Company’s regular payment schedule, that number of shares of the Company’s common stock valued at $20,000 based on its price at the close on the last trading day of each month and two year warrants to purchase up to 20,000 shares of the Company’s common stock at an exercise price per share equal to the closing sale price of the common stock on the date of the issuance. The foregoing shares and warrants shall be issued as of the last business day of each month.  As of March 31, 2014, we have issued Mr. Richardson 26,313 shares of common stock and 120,000 warrants pursuant to his Officer Agreement , dated October 1, 2013 .. Mr. Richardson’s Officer Agreement was renewed and amended on July 1, 2014, pursuant to which Mr. Richardson shall receive monthly compensation in the amount of $10,000 in accordance with the Company’s regular payment schedule and that number of shares of the Company’s common stock valued at $20,000 based on its price at the close on the last trading day of each month. The shares shall be issued as of the last business day of each month. A copy of the Officer Agreement, as amended, is filed herewith as Exhibit 10.14.

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

*Mr. Carreno resigned on October 21, 2013. Mr. Henson resigned on October 5, 2013. Mr. Hadley resigned on August 28, 2013. Mr. Giles, Mr. Iman, and Mr. Teinert resigned on August 9, 2013.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of July 17, 2014 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of July 17, 2014 we had 19,861,077 shares of Common Stock issued and outstanding and 182,000 shares of Series A Preferred Stock outstanding that are convertible on a one for one basis.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of July 17, 2014.  For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of July 17, 2014 is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

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

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights ( a )	Weighted average exercise price of outstanding options, warrants and rights ( b )	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) ( c )
Plan category
Plans approved by our shareholders:
2012 Stock Option and Award Plan	-	N/A	2,000,000
Plans not approved by shareholders:	-	N/A	N/A

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

On November 1, 2012, the Company entered into a note agreement with a shareholder/director of the Company, pursuant to which the Company borrowed $100,000 from the shareholder which was payable in 60 days with interest at 6% per annum (the “Hadley Note”).  Proceeds from the Hadley Note were paid directly to GNE as a deposit to purchase certain oil and gas assets (see Note 3).  The Hadley Note was payable in 60 days with interest at 6% per annum.  In accordance with the terms of the note, the Company agreed to issue 250,000 shares of unregistered common stock to the shareholder.  The shares of unregistered common stock had a relative fair value of approximately $71,631 as of November 1, 2012, which was recorded as additional interest expense over the 60 day term of the note.  As of March 31, 2014, all 250,000 shares were issued to Hadley. Upon the Company’s receipt of a Subscription Agreement and request to convert same from Mr. Hadley, on September 27, 2013, the Company’s Board of Directors approved via unanimous written consent to convert the Hadley Note into 20,000 shares of the Company’s Series A Preferred Stock; on the same day, 20,000 shares of Series A Preferred Stock were issued to Mr. Hadley. Pursuant to the conversion of the Hadley Note, the Company would not have any further liability to Mr. Hadley thereunder.   Mr. Hadley has informed the Company that he is not in complete agreement with the history and current status of the Hadley Note and therefore the parties are currently discussing a resolution. No gain or loss will be recognized on settlement of the debt because the fair value of the preferred stock issued is equal to the carrying value of the debt.

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

The Consulting Agreement with Fidare was terminated on February 28, 2013 with an effective date of April 4, 2013.

On June 26, 2013, the Company entered into a new Consulting Agreement with Fidare to provide consulting services relating to corporate governance, accounting procedures and control and strategic planning  In accordance with the terms of the Consulting Agreement, Fidare receives monthly compensation of shares of common stock valued at $20,000 based on the price at the close on the last trading day of each month and 20,000 warrants to purchase common stock, with each warrant having an exercise price equal to the closing sale price of the Common Stock on the date of issue and providing for a cashless or net issue exercise.  As of March 31, 2014, 144,919 shares of common stock and 340,000 warrants had been issued to Fidare. Fidare and the Company entered into an amended agreement on July 1, 2014, pursuant to which Fidare agreed not to receive any additional warrants as compensation for the services they provide to the Company under the agreement, as amended. As of July 17, 2014, 158,765 shares of common stock and 340,000 warrants have been issued to Fidare, pursuant to the terms of the contract.  The managing member of Fidare is the C.E. McMillan Family Trust.  Harry McMillan is trustee of the C.E. McMillan Family Trust.

On November 28, 2012, the CE McMillan Family Trust (the "CE Trust") advanced the Company $100 to facilitate the opening of a new bank account in Irving, Texas. The CE Trust is also the managing member of Fidare and Cicerone Corporate Development, LLC ("Cicerone").  The advance had not been repaid as of March 31, 2014.

On September 4, 2013, we received a $750,000 Revolving Credit Note (the "Cicerone Revolving Note") from Cicerone.  The Cicerone Revolving Note matures on February 1, 2015 and bears interest at the rate of LIBOR plus 2.75% per annum, which is payable semi-annually on June 30 and December 31 of each year. We may request advances on the Cicerone Revolving Note in increments of $10,000 at any time prior to the maturity date.  If we do not pay the outstanding amount on the maturity date, then the interest rate shall increase to the lesser of 12% or the maximum rate of interest permitted by law. As an inducement to entering into the Cicerone Revolving Note, we issued Cicerone 1,500,000 shares of our common stock (the "Inducement Shares").  The Cicerone Revolving Note contains standard events of default, including nonpayment of the Note or any other liability exceeding $50,000, as well as a change in control or entry into bankruptcy, upon which Cicerone may enforce its rights under the Revolving Note.  At the time of entering into the Cicerone Revolving Note, Cicerone had already loaned us approximately $65,100, which amount is included as amount advanced under the Cicerone Revolving Note that must be paid back. As of March 31, 2014, Cicerone had advanced a total of $392,206 to the company and was repaid $24,080 with a balance due of $368,126.  As of July 17, 2014, we received a total of approximately $450,702, including the $65,100, in advances under the Cicerone Revolving Note.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No	Description
3.1	Articles of Incorporation
3.2	Articles of Amendment to our Articles of Incorporation
3.3	By-Laws
10.1	Orphan Holdings of Texas, Inc. Share Purchase Agreement, dated July 5, 2012 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 10, 2012)
10.2	Frederick Ziegler Consulting Agreement, dated August 1, 2012 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 31, 2012)
10.3	John Miller Consulting Agreement, dated September 1, 2012 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 31, 2012)
10.4	E. Robert Gates, Consulting Agreement, dated September 1, 2012 (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 31, 2012)
10.5	Kevin A. Carreno Board of Directors Agreement, dated August 9, 2012 Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on August 31, 2012)
10.6	Purchase Sale Agreement (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 21, 2012)
10.7	Premise Use Agreement (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 21, 2012)
10.8	Placement Agent/Investment Banking Retainer Agreement, dated November 13, ( Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 21, 2012)
10.9	Fidare Consulting Group, LLC Consulting Agreement, dated September 25, 2012 (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on November 21, 2012)
10.10	Gregory Hadley, Board of Directors Agreement, dated November 15, 2012 (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on December 10, 2012)
10.11	Fidare Consulting Group, LLC. First Amended Consulting Agreement, dated December 1, 2012 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 10, 2012)
10.12	Steven R. Henson Corporate Officer/Consulting Engagement Agreement, dated December 3, 2012 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 10, 2012)
10.13	Steven R. Henson Board of Directors Agreement, dated December 4, 2012, (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on December 10, 2012)
10.14	First Amended Corporate Officer Consulting Engagement Agreement with Mr. Colin Richardson (Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed on July 15, 2014)
10.15	Form of Revolving Credit Note dated September 4, 2013 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 21, 2014)
10.16	Letter Agreement with Pt Platinum Consulting, LLC (Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on May 5, 2014)

10.17	Albury Note (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed on May 5, 2014)
10.18	Hadley Note (Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed on May 5, 2014)
10.19	Board of Directors Agreement with Michael Farmer dated as of January 28, 2013 (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed on May 5, 2014)
10.20	Purchase and Sale Agreement between the Company and Black Gold Kansas Productions, LLC (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on June 3, 2014)
10.21	Fidare Consulting Group, LLC. First Amended Consulting Agreement, dated July 1, 2014 (filed herewith)
16.1	Letter of Change of Accountants, LBB & Associates, Ltd., dated January 4, 2012 (Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed on January 9, 2013)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (Filed herewith)
31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial and accounting officer (Filed herewith)
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer (Filed herewith)
101	XBRL +

101.INS**	XBRL Instance Document +
101.SCH**	XBRL Taxonomy Extension Schema Document +
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document +
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document +
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document +
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document +

+ Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rangeford Resources, Inc.
July 18, 2014	By: /s/ Colin Richardson
Colin Richardson, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date
s/ Colin Richardson
Colin Richardson	Chief Executive Officer, President, principal executive officer and Principal financial and accounting officer	July 18, 2014

s/ Michael Farmer
Michael Farmer	Director	July 18,2014