Form 10-Q
period 2014-06-30
Rangeford Resources, Inc.
filed 2014-09-19
CIK 1438035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

[X] Yes [ ] No

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

[  ] Yes [X] No

As of September 19, 2014, there were 19,973,963 shares of the registrant’s common stock issued and outstanding.

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	4
Item 2.	Management ’ s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17

PART II-- OTHER INFORMATION

INTRODUCTORY NOTE

Except as otherwise indicated by the context, references in this interim report on Form 10-Q (this “Form 10-Q”) to the “Company,” “Rangeford,” “we”, “us” or “our” are references to Rangeford Resources, Inc., a Nevada corporation.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

RANGEFORD RESOURCES, INC.
Unaudited Balance Sheets

	June 30,	March 31,
	2014	2014
ASSETS

Current assets
Cash	$ 1,128	$ 173
Debt Issuance Costs-net of amortization	74,333	101,271
Total current assets	75,461	101,444

Deposit (Note 3)	36,557	36,557

Total assets	$ 112,018	$ 138,001

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	573,000	546,047
Accrued interest payable	10,168	6,872
Related party advances and notes payable	459,802	368,226
Total current liabilities	1,042,970	921,145

Stockholders' deficit
Series A convertible preferred stock, $.001 par value, stated value $5.00 per share, 3,000,0000 shares authorized; 182,000 and 162,000 shares issued and outstanding, respectively	182	182
Common stock, $.001 par value; 75,000,000 shares authorized; 19,861,077 and 18,833,385 shares issued and outstanding	19,861	19,833
Additional paid in capital	5,513,361	3,826,914
Accumulated deficit	(6,464,356)	(4,630,073)
Total stockholders' deficit	(930,952)	(783,144)

Total liabilities and stockholders' deficit	$ 112,018	$ 138,001

See accompanying notes to unaudited financial statements

RANGEFORD RESOURCES, INC.
Unaudited Statements of Operations

	Three months ended June 30,
	2014	2013

Operating expenses
Investor relations	-	15,131
Professional fees	1,526,334	56,183
Professional fees-related party	253,540	162,090
General and administrative	24,176	34,788
Total operating expenses	1,804,050	268,192

Loss from operations	(1,804,050)	(268,192)

Other expense
Interest expense - related party	30,233	3,175
Total other expense	30,233	3,175

Loss before income taxes	(1,834,283)	(271,367)

Provision for income tax	-	-

Net loss	$ (1,834,283)	$ (271,367)

Preferred stock dividends	-	-

Net loss attributable to common shareholders	$ (1,834,283)	$ (271,367)

Basic and diluted loss per common share	$ (0.09)	$ (0.01)

Weighted average shares outstanding	19,844,763	18,139,778

See accompanying notes to unaudited financial statements

RANGEFORD RESOURCES, INC.
Unaudited Statements of Cash Flows

	Three months ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$ (1,834,283)	$ (271,367)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	120,000	119,890
Amortization of debt discount	26,938	-
Warrant expense	387,080	-
Option expense	1,179,395	-
Prepaid expenses	-	8,125
Accounts payable	26,953	57,215
Accrued interest payable	3,296	3,175
Net cash used in operating activities	$ (90,621)	$ (82,962)

Cash flows from financing activities
Proceeds from related party note payable	91,576	85,117
Net cash provided by financing activities	$ 91,576	$ 85,117

Net increase in cash	955	2,155
Cash at beginning of period	173	-
Cash at end of period	$ 1,128	$ 2,155

Supplemental disclosure of non-cash investing and financing activities:

Supplemental Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

See accompanying notes to unaudited financial statements

Rangeford Resources, Inc.

Notes to Unaudited Financial Statements

For the Three Months Ended June 30, 2014 and 2013

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the US (US GAAP) for interim financial information, with the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements.  The accompanying financial statements at June 30, 2014 and 2013 and for the three months ended June 30, 2014 and 2013 contain all normally recurring adjustments considered necessary for a fair presentation of our financial position, results of operations, cash flows and shareholders’ equity for such periods.  Operating results for the three months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending March 31, 2015.

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 4 – RELATED PARTY NOTES PAYABLE AND ADVANCES

On November 1, 2012, the Company entered into a note agreement with a shareholder/director of the Company, pursuant to which the Company borrowed $100,000 from the shareholder which was payable in 60 days with interest at 6% per annum (the “Hadley Note”).  Proceeds from the Hadley Note were paid directly to GNE as a deposit to purchase certain oil and gas assets (see Note 3).  The Hadley Note was payable in 60 days with interest at 6% per annum.  In accordance with the terms of the note, the Company agreed to issue 250,000 shares of unregistered common stock to the shareholder.  The shares of unregistered common stock had a relative fair value of approximately $71,631 as of November 1, 2012, which was recorded as additional interest expense over the 60 day term of the note.  As of June 30, 2014, all 250,000 shares were issued to Hadley.

Upon the Company’s receipt of a Subscription Agreement and request to convert same from Mr. Hadley, on September 27, 2013, the Company’s Board of Directors approved via unanimous written consent to convert the Hadley Note into 20,000 shares of the Company’s Series A Preferred Stock in connection with a Subscription Agreement and request for such conversion from Mr. Hadley; on the same day, 20,000 shares of Series A Preferred Stock were issued to Mr. Hadley. Pursuant to the conversion of the Hadley Note, the Company would not have any further liability to Mr. Hadley thereunder.   Mr. Hadley has informed the Company that he does not agree with the history and current status of the Hadley Note and therefore the parties are currently discussing a resolution.

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

On November 28, 2012, the CE McMillan Family Trust (the "CE Trust") advanced the Company $100 to facilitate the opening of a new bank account in Irving, Texas. The trustee of the C.E. McMillan Family Trust is also the managing member of Fidare Consulting Group, LLC ("Fidare") and Cicerone Corporate Development, LLC ("Cicerone").  The advance had not been repaid as of June 30, 2014.  (See Note 5)

At various times during the quarters ended June 30, 2014 and 2013, Cicerone Corporate Development, LLC (a related party) advanced funds to the Company for operating expenses.  During the quarter ended June 30, 2014 and 2013, Cicerone advanced a total of $91,576 and $85,117, respectively to the company.  Cicerone is a stockholder of the Company. (See Note 5)

NOTE 5 – RELATED PARTY TRANSACTIONS

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

On July 1, 2014, the Consulting Agreement with Fidare was amended so Fidare will receive only monthly compensation shares of common stock valued at $20,000 based on the price at the close on the last trading day of each month.

As of June 30, 2014, 144,919 shares of common stock and 380,000 warrants had been issued to Fidare. As of August 19, 2014, 163,765 shares of common stock and 380,000 warrants have been issued to Fidare, pursuant to the terms of the contract.  The managing member of Fidare is the C.E. McMillan Family Trust.  Harry McMillan is trustee of the C.E. McMillan Family Trust. The company recognized $253,540 and $162,090 in professional fees to related parties for the three months ended June 30, 2014 and 2013, respectively.

NOTE 6 – WARRANTS

The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on volatilities from similar companies given our limited trading history.

The expected term of warrants granted is estimated at the contractual term as noted in the individual warrant agreements and represents the period of time that warrants granted are expected to be outstanding. The risk-free rate for the periods within the contractual life of the warrant is based on the U.S. Treasury bill rate in effect at the time of grant for treasury bills with maturity dates at the estimated term of the warrants.

A summary of warrant activity as of June 30, 2014 and changes during the period then ended are presented below:

Expected volatility	207%
Expected dividends	0
Expected term (in years)	2
Risk-free rate	0.42%

Stock Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance: April 1, 2014	280,000	$ 4.96	2	$ 1,388,800

Granted	120,000	$ 4.40	2	$ 528,000
Exercised	-	$ -		$ -
Expired	-	-		-

Balance: June 30, 2014	400,000	$ 4.79	2	$ 1,916,800

Warrants exercisable end of quarter	400,000	$ 4.79	2	$ 1,916,000

Warrant expense of $193,540 was included in professional fees and $193,540 was included in professional fees-related party. Total warrant expense was $387,080 for the quarter ended June 30, 2014.

NOTE 7 – OPTIONS

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on volatilities from similar companies given our limited trading history.

The expected term of options granted is estimated at the contractual term as noted in the individual option agreements and represents the period of time that options granted are expected to be outstanding. The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury bill rate in effect at the time of grant for treasury bills with maturity dates at the estimated term of the options.

A summary of option activity as of June 30, 2014 and changes during the period then ended are presented below:

Expected volatility	305%
Expected dividends	0
Expected term (in years)	3
Risk-free rate	0.90%

Stock Warrants	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance: April 1, 2014	-	$ -		$ -

Granted	308,000	$ 2.299	2	$ 708,000
Exercised	-	-		-
Expired	-	-		-

Balance at end of quarter	308,000	$ 2.299	2	$ 708,000

Warrants exercisable end of quarter	308,000	$ 2.299	2	$ 708,000

Option expense of $1,179,395 was included in professional fees on the statement of operations for the quarter ended June 30, 2014.

NOTE 8 – COMMON STOCK

During the quarter ended June 30, 2014, the Company issued Fidare Consulting Group 13,846 shares of common stock valued at $60,000.

During the quarter ended June 30, 2014, the Company issued Mr. Richardson 13,846 shares of common stock valued at $60,000.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

NOTE 10 – SUBSEQUENT EVENTS

On July 1, 2014, the Consulting Agreement with Fidare was amended so Fidare will receive only monthly compensation shares of common stock valued at $20,000 based on the price at the close on the last trading day of each month.

On July 1, 2014, the Officer’s Agreement with Mr. Richardson was amended so that he will receive only monthly compensation shares of common stock valued at $20,000 based on the price at the close on the last trading day of each month.

On July 31, 2014, the Company authorized the issuance of 6,897 shares of common stock valued at $20,000 to Mr. Richardson pursuant to the terms of his Officer Agreement.

On July 31, 2014, the Company authorized the issuance of 6,897 shares of common stock valued at $20,000 to Fidare Consulting Group pursuant to the terms of its Consulting Agreement.

On August 7, 2014 the Company issued 38,686 shares valued at $61,511 in settlement of fees payable by the Company to Pt Platinum Consulting, LLC.

On August 7, 2014, the Company issued 39,699 shares valued at $19,850 in partial payment of the company’s cumulative Series A Convertible Preferred stock dividend from the date of issuance through 07/31/13.

On August 7, 2014, the Company issued 20,707 shares valued at $71,529 in partial payment of the company’s cumulative Series A Convertible Preferred stock dividend from 08/01/13 through 07/31/14.

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

The independent registered public accounting firm’s report on the Company’s financial statements as of March 31, 2014, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

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

Going Concern

We have incurred net losses of approximately $6.5 million since inception through June 30, 2014.  The report of our independent registered public accounting firm on our financial statements for the year ended March 31, 2014 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Purchase and Sale Agreements

Black Gold Kansas Production, LLC Transaction

On August 6, 2014, the Company executed a Purchase and Sale Agreement (the "PSA") with Black Gold Kansas Production, LLC, a Texas limited liability company (“BGKP”).   Pursuant to the PSA, the Company shall receive an agreed upon percentage of the working and net revenue interest in and to the West Mule Creek oilfield, which is located in Wyoming.  Through this interest, the Company will receive a certain percentage of the West Mule Creek lease, acres of land within Niobrara County that contains 13 wells, certain rights to specific wells and land contained on the lease, as well as any by-products produced thereon, machinery, equipment and the books and records related to same.  Pursuant to the PSA, the parties also entered into a Joint Exploration Agreement, with a 3 year term. On August 6, 2014, the parties also entered into an addendum to the PSA that clarifies that the PSA shall not be interdependent with or upon the JEA and no default under the JEA shall effect the PSA or the validity of the related purchase and sale.

The total consideration for the purchase, sale and conveyance of the Assets to the Company and the Company’s assumption of the undivided share of liabilities provided for in the PSA, is the Company’s payment to BGKP of the sum of $2,352,000 (the “Purchase Price”), as adjusted in accordance with the provisions of the PSA. Although required by the terms of the PSA, the Company has not yet placed $15,000 in an escrow account (the "Earnest Money"), which upon closing, would be credited towards the Purchase Price; if however, the closing does not occur because the Company fails or refuses to do so when BGKP is otherwise ready to close and has satisfied all of its obligations under the PSA, or the Company does not cure a material breach, then BGKP shall keep the Earnest Money as liquidated damages in lieu of all other damages. As of the date of this Report, the Company has not yet paid the Purchase Price and will not be able to pay that, or the Earnest Money payment, without receiving additional funding, of which there can be no guarantee.  Accordingly, the purchase may not occur.

The Company is entitled to conduct due diligence of the properties prior to closing and the PSA includes curative provisions if certain defects or other issues arise during such due diligence and how any disputes regarding same may be handled.

The closing of the transaction is currently expected to occur in October 2014, subject to the satisfaction or waiver of certain customary closing conditions, including receipt of all approvals necessary to carry out the activities contemplated under the PSA and BGKP's delivery of all recordable releases and terminations covering all liens on the property arising under the related credit agreement.

The PSA may be terminated (1) at any time prior to closing by mutual written consent of the Company and BGKP, (2) by either party if closing has not occurred by August 2014, or such later date to which the Closing Date has been delayed, or if any government authority issued an order or ruling permanently restraining, enjoining or otherwise prohibiting the closing, (3) by the Company if there is a material breach of the representations and warranties made by BGKP with 15 days prior notice, and (4) by BGKP if there is a material breach of the representations and warranties made by the Company with 15 days prior notice.  Either party may also terminate the PSA is the other party does not cure any failure to comply in any material respect with any of such other party's covenants or agreements.

The PSA also provides that BGKP shall indemnify the Company in certain instances.

Plan of Operation

We have $1,042,970 in current liabilities as of June 30, 2014. From the date of inception (December 4, 2007) to June 30, 2014, the Company has recorded a net loss of $6,464,356 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC.  In order to survive as a going concern over the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives.  There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

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

Results of Operations

For the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

The following table sets forth information from our statements of operations for the three months ended June 30, 2014 and 2013.

	Three months ended June 30,
	2014	2013

Operating expenses
Investor relations	-	15,131
Professional fees	1,526,334	56,183
Professional fees-related party	253,540	162,090
General and administrative	24,176	34,788
Total operating expenses	1,804,050	268,192

Loss from operations	(1,804,050)	(268,192)

Other expense
Interest expense - related party	30,233	3,175
Total other expense	30,233	3,175

Loss before income taxes	(1,834,283)	(271,367)

Provision for income tax	-	-

Net loss	$(1,834,283)	$(271,367)

During the three months ended June 30, 2014 and 2013, the Company did not recognize any revenues from operating activities.

For the three months ended June 30, 2014, the Company recognized a net loss of $1,834,283 compared to $271,367 for the three months ended June 30, 2013. The increase of $1,562,916 was a result of the Company’s increase in expenses for operational charges of $1,535,858 and in increase in interest expense of $27,058.

During the three months ended June 30, 2014, the Company incurred no expenses for investor relations compared to $15,131 in the comparable period in the prior year.

During the three months ended June 30, 2014, the Company incurred $1,526,334 in professional fees compared to $56,183 in the comparable period in the prior year.  During the three months ended June 30, 2014, the Company incurred $253,540 in professional fees to related parties compared to $162,090 in the comparable period in the prior year.  The professional fees were primarily related to legal, accounting, management and board fees resulting from the GNE agreement, the Preferred Stock issuance and corporate governance.  Professional fees- related party related to the professional services contract with Fidare Consulting Group, LLC to provide consulting services relating to corporate governance, accounting procedures and controls and strategic planning in the amount of $253,540 of which $60,000 was paid in common stock and $193,540 was paid in the form of warrants to purchase common stock (see Note 5).

General and administrative expenses decreased $10,612 to $24,176 primarily related to decreases in common stock transfer fees, quote fees for the Company’s common stock, and meals and entertainment.

During the three months ended June 30, 2014, the Company incurred $30,233 in interest expense compared to $3,175 in the prior year period.

Liquidity and Capital Resources

As of June 30, 2014, the Company had total current assets of $75,461, including cash of $1,128 and debt issuance costs-net of amortization of $74,333.  As of June 30, 2014, the Company had total current liabilities of $1,042,970 which includes $573,000 in accounts payable, $10,168 in accrued interest, and $459,802 in notes payable to a related party.  As June 30, 2014, the company had a working capital deficit of $967,509.

During the three months ended June 30, 2014, the Company used cash of $90,621 in our operations compared to $82,962 during the same period ended June 30, 2013.  No cash was provided by or used in investing activities during the three months ended June 30, 2014 and 2013.  During the three months ended June 30, 2014, cash provided by financing activities was $91,576 compared with $85,117 during the same period from the prior year.

Cicerone Corporate Development, LLC (a related party) advanced $91,576 and $85,117 to the Company for operating expenses during the three months ended June 30, 2014 and 2013, respectively.

Short Term

On a short-term basis, the Company has not generated any revenue or revenues sufficient to cover operations.  Based on prior history, the Company will continue to have insufficient revenue to satisfy current and recurring liabilities as the Company continues exploration activities.

Capital Resources

The Company will need to raise an additional $1,005,159 in funding to complete Phase I of the BGKP – Kansas agreement.  Phase II of the BGKP – Kansas agreement will require the Company to fund $2,500,000 for the drilling, testing, and completion of 20 wells in Bourbon, or Allen County, Kansas.

The Company will need to raise an additional $2,352,000 in funding to complete the BGKP – Wyoming agreement.

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

Changes in Internal Control over Financial Reporting

During the quarter covered by this Report, there were not any changes in our internal control over financial reporting identified in connection with the evaluation management performed at the end of the quarter ending June 30, 2014 or the end of the fiscal year ending March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

Other than those disclosed in the Annual Report on Form 10K for the year ending March 31, 2014, there have not been any changes in our internal control over financial reporting identified in connection with the evaluation management performed at the end of the fiscal year ending March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On June 7, 2012, several former shareholders (including the then CEO of the Company, Dr. Steven Henson, although not in such capacity) of Sun River Energy, Inc. (“Sun River”) filed a derivative action against Sun River and its management in a case now styled Colin Richardson, et al., derivatively on behalf of Sun River Energy, Inc. v. Sun River Energy, Inc. v. Donald R. Schmidt, Jr., et al., Cause No. DC-12-06318, in the District Court of Dallas County, Texas (the “Derivative Suit”).  On January 24, 2013, the Court found the Plaintiffs in the case had shown a probable right to the relief sought at an evidentiary hearing and a likelihood of success on the claims of breach of fiduciary duty, fraudulent transfer and certain defamation claims, and entered a temporary injunction against Sun River and its management (the “Temporary Injunction”).  The terms of the Temporary Injunction prevent Sun River, and all officers, directors, agents, servants, attorneys, employees, and all those in active concert or participation, from any performance, claims of default, payments, transfer or other actions with respect to certain notes and mortgages; any payments on those notes based on alleged past due compensation without Board Approval and without providing notice to the parties; entry into contracts by Donald R. Schmidt, Jr. to lease, purchase, or sell Sun River’s interest in its hard rock minerals, coal, oil, timber, gas and or other minerals in Colfax County, New Mexico, without Board Approval and without providing notice to the parties, and any and all issuances of stock or any other compensation, payments, bonuses, gifts or other transfers  by Sun River to the Defendants without Board Approval and without providing notice to the parties outside of normal payroll payment activity.  On February 7, 2013, Defendants Schmidt et al. filed an Amended Answer, Special Exception, Counterclaim and Original Third Party Petition asserting claims against certain third parties for breach of contract, breach of fiduciary duty, misappropriation of confidential information, and against the Company (as well as others) for conversion, constructive trust and conspiracy and places some of the blame for these alleged actions on Dr. Steven Henson.  On January 27, 2014, upon motion made by the Company and other third party defendants in their joint motions for severance of third party claims relief was granted by the district court of Dallas County, Texas and a new suit, styled Sun River, et al. v. the Company, et al. (including the other initial third party defendants) was created (the “Third Party Suit”); however, as of March 31, 2014, Sun River has yet to pay the requisite filing fees and the case has yet to be assigned a cause number.  As a result of such severance, the Company is no longer a party to the Derivative Suit.  The Derivative Suit case was set for trial on June 9, 2014, which was later postponed to January 20, 2015.  Subject, it is understood to a Motion for Continuance.  There is no current trial set in the Third Party Suit although the parties to the Third Party Suit have circulated an agreed Scheduling Order setting the Third Party Suit for trial in January 2015; no order setting such trial date has been submitted for the Court’s signature as of this date.  In addition, Sun River appealed the decision of temporary injunction in the Derivative Suit and on January 13, 2014, the Appeals Court reversed the temporary injunction in the Derivative Suit on the grounds that the Plaintiffs did not show imminent harm.  Plaintiffs in the Derivative Suit have filed a new request for temporary injunction to the Appeals Court seeking new relief. Dr. Steven Henson believes the claims in the Third Party Suit are completely without merit and the Company will defend their respective positions vigorously.

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

Item 1A. Risk Factors.

Not Applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information on any and all equity securities we have sold during the period covered by this Report and from the end of such period to the date of this Report that were not registered under the Securities Act of 1933, as amended and not included in a previously filed Current Report on Form 8-K is set forth below:

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

During the quarter ended June 30, 2014, the Company issued Fidare Consulting Group 13,846 shares of common stock valued at $60,000 and 60,000 warrants valued at $193,540 pursuant to the terms of its Consulting Agreement.

During the quarter ended June 30, 2014, the Company issued Mr. Richardson 13,846 shares of common stock valued at $60,000 and 60,000 warrants valued at $193,540 pursuant to the terms of is Officer Agreement.

On July 31, 2014, the Company authorized the issuance of 6,897 shares of common stock valued at $20,000 to Mr. Richardson pursuant to the terms of his Officer Agreement.

On July 31, 2014, the Company authorized the issuance of 6,897 shares of common stock valued at $20,000 to Fidare Consulting Group pursuant to the terms of its Consulting Agreement.

On August 7, 2014, the Company issued 38,686 shares valued at $61,511 in settlement of fees payable by the Company to Pt Platinum Consulting, LLC.

On August 7, 2014, the Company issued 39,699 shares valued at $19,850 in partial payment of the company’s cumulative Series A Convertible Preferred stock dividend from the date of issuance through 07/31/13.

On August 7, 2014, the Company issued 20,707 shares valued at $71,529 in partial payment of the company’s cumulative Series A Convertible Preferred stock dividend from 08/01/13 through 07/31/14.

Although the Company agreed to issue the shares disclosed above, as of the date of this Report, none of the share issuances authorized on July 31, 2014 and August 7, 2014  have been physically issued.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not Applicable.

Item 5. Other Information.

Black Gold Kansas Production, LLC Transaction

On August 6, 2014, the Company executed a Purchase and Sale Agreement (the "PSA") with Black Gold Kansas Production, LLC, a Texas limited liability company (“BGKP”).   Pursuant to the PSA, the Company shall receive an agreed upon percentage of the working and net revenue interest in and to the West Mule Creek oilfield, which is located in Wyoming.  Through this interest, the Company will receive a certain percentage of the West Mule Creek lease, acres of land within Niobrara County that contains 13 wells, certain rights to specific wells and land contained on the lease, as well as any by-products produced thereon, machinery, equipment and the books and records related to same.  Pursuant to the PSA, the parties also entered into a Joint Exploration Agreement (the "JEA"), with a 3 year term. On August 6, 2014, the parties also entered into an addendum to the PSA that clarifies that the PSA shall not be interdependent with or upon the JEA and no default under the JEA shall effect the PSA or the validity of the related purchase and sale.

The total consideration for the purchase, sale and conveyance of the Assets to the Company and the Company’s assumption of the undivided share of liabilities provided for in the PSA, is the Company’s payment to BGKP of the sum of $2,352,000 (the “Purchase Price”), as adjusted in accordance with the provisions of the PSA. Although required by the terms of the PSA, the Company has not yet placed $15,000 in an escrow account (the "Earnest Money"), which upon closing, would be credited towards the Purchase Price; if however, the closing does not occur because the Company fails or refuses to do so when BGKP is otherwise ready to close and has satisfied all of its obligations under the PSA, or the Company does not cure a material breach, then BGKP shall keep the Earnest Money as liquidated damages in lieu of all other damages. As of the date of this Report, the Company has not yet paid the Purchase Price and will not be able to pay that, or the Earnest Money payment, without receiving additional funding, of which there can be no guarantee.  Accordingly, the purchase may not occur.

The Company is entitled to conduct due diligence of the properties prior to closing and the PSA includes curative provisions if certain defects or other issues arise during such due diligence and how any disputes regarding same may be handled.

The closing of the transaction is currently expected to occur in October 2014, subject to the satisfaction or waiver of certain customary closing conditions, including receipt of all approvals necessary to carry out the activities contemplated under the PSA and BGKP's delivery of all recordable releases and terminations covering all liens on the property arising under the related credit agreement.

The PSA may be terminated (1) at any time prior to closing by mutual written consent of the Company and BGKP, (2) by either party if closing has not occurred by August 2014, or such later date to which the Closing Date has been delayed, or if any government authority issued an order or ruling permanently restraining, enjoining or otherwise prohibiting the closing, (3) by the Company if there is a material breach of the representations and warranties made by BGKP with 15 days prior notice, and (4) by BGKP if there is a material breach of the representations and warranties made by the Company with 15 days prior notice.  Either party may also terminate the PSA is the other party does not cure any failure to comply in any material respect with any of such other party's covenants or agreements.

The PSA also provides that BGKP shall indemnify the Company in certain instances.

The description above of the material terms and conditions of the PSA and the transactions contemplated thereby do not purport to be complete and are subject to and qualified in their entirety by reference to the PSA, which is attached as Exhibit 10.1 hereto. The representations, warranties and covenants contained in the PSA were made only for the purposes of the PSA, were made as of specific dates, were made solely for the benefit of the parties to the PSA and may not have been intended to be statements of fact but, rather, as a method of allocating risk and governing the contractual rights and relationships among the parties to the PSA. The assertions embodied in those representations and warranties may be subject to important qualifications and limitations agreed to by the parties to the PSA in connection with negotiating their respective terms. Moreover, the representations and warranties may be subject to a contractual standard of materiality that may be different from what may be viewed as material to stockholders of the Company. For the foregoing reasons, none of the Company’s stockholders or any other person should rely on such representations and warranties, or any characterizations thereof, as statements of factual information at the time they were made or otherwise.

Item 6. Exhibits.

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.
10.1 *	Purchase, Sale and Joint Exploration Agreement
10.2 *	Addendum to the Purchase and Sale Agreement
10.3 *	Operating Agreement
31.1 *	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1 *	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2 *	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101	Interactive Data File

101 +	Interactive Data File (Form 10-Q for the quarter ended June 30, 2014).
101.INS + 101.SCH + 101.CAL + 101.DEF + 101.LAB + 101.PRE +

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

* filed herewith

+To be filed via amendment.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RANGEFORD RESOURCES, INC.

Dated: September 19, 2014	By:	/s/ Colin Richardson
Colin Richardson
Chief Executive Officer, President, Principal Executive Officer and Principal Financial and Accounting Officer