Form 10-Q/A
period 2014-06-30
Rangeford Resources, Inc.
filed 2014-09-22
CIK 1438035

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

Explanatory Note

Rangeford Resources, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2014 (the “Form 10-Q”), filed with the Securities and Exchange Commission on September 19, 2014 (the “Original Filing Date”), solely to file Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

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

Item 6.      Exhibits

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer required by Rule 13a-14/15d-14(a) under the Exchange Act
31.2*	Certification of Chief Financial Officer required by Rule 13a-14/15d-14(a) under the Exchange Act
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	RL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RANGEFORD RESOURCES, INC.

Dated: September 22, 2014	By:	/s/ Colin Richardson
Colin Richardson
Chief Executive Officer, President, Principal Executive Officer and Principal Financial and Accounting Officer

EXHIBIT 31.1

SECTION 302 CERTIFICATION OF PERIODIC REPORT

I, Colin Richardson, certify that:

1. I have reviewed this amendment to quarterly report on Form 10-Q of Rangeford Resources, Inc.;

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

Date: September 22, 2014

By: /s/ Colin Richardson

Colin Richardson

President & CEO

EXHIBIT 31.2

SECTION 302 CERTIFICATION OF PERIODIC REPORT

I, Colin Richardson, certify that:

1. I have reviewed this amendment to quarterly report on Form 10-Q of Rangeford Resources, Inc.;

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

Date: September 22, 2014

By: /s/ Colin Richardson

Colin Richardson

Principal Financial Officer

Exhibit 32.1

CERTIFICATION OF DISCLOSURE PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Amendment No. 1 to Quarterly Report of Rangeford Resources, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2014 as filed with the Securities and Exchange Commission on the date hereof (the "Report") I, Colin Richardson, President and CEO of the Company, certify, pursuant to 18 USC section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: September 22, 2014

By: /s/ Colin Richardson

Colin Richardson

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

CERTIFICATION OF DISCLOSURE PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Amendment No. 1 to Quarterly Report of Rangeford Resources, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2014 as filed with the Securities and Exchange Commission on the date hereof (the "Report") I, Colin Richardson, President and CEO of the Company, certify, pursuant to 18 USC section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: September 22, 2014

By: /s/ Colin Richardson

Colin Richardson

Principal Financial Officer

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.