Form 10-K/A
period 2012-03-31
Rangeford Resources, Inc.
filed 2014-09-30
CIK 1438035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Amendment No. 1

to

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended March 31, 2012

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

  [  ] Yes [X] No

10,081,700 shares of Common Stock, par value $0.001, were outstanding on July 16, 2012.

Explanatory Note

Rangeford Resources Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to the Company’s annual report on Form 10-K for the period ended March 31, 2012 (the “Form 10-K”), filed with the Securities and Exchange Commission on July 16, 2012 (the “Original Filing Date”), solely to file Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-K, formatted in XBRL (eXtensible Business Reporting Language):

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
Colin Richardson
Chief Executive Officer, President, Principal Executive Officer and Principal Financial and Accounting Officer

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Colin Richardson, certify that:

1.           I have reviewed this amendment to annual report on Form 10-K of Rangeford Resources Inc.;

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

Date:  September 30, 2014

By:  /s/ Colin Richardson

Colin Richardson

President/Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION

I, Colin Richardson, certify that:

1.           I have reviewed this amendment to annual report on Form 10-K of Rangeford Resources Inc..;

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Amendment to the Annual Report of Rangeford Resources Inc. (the "Company") on Form 10-K for the year ended March 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Colin Richardson, President/Chief Executive Officer, Principal Executive Officer and Principal Financial and Accounting Officer of Rangeford Resources, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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