Form 10-Q/A
period 2012-06-30
Rangeford Resources, Inc.
filed 2014-09-30
CIK 1438035

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

  [  ] Yes [X] No

10,181,700 shares of Common Stock, par value $0.001, were outstanding on August 20, 2012

Explanatory Note

Rangeford Resources Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2012 (the “Form 10-Q”), filed with the Securities and Exchange Commission on August 20, 2012 (the “Original Filing Date”), solely to file Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Amendment to the Quarterly Report of Rangeford Resources Inc. (the "Company") on Form 10-Q for the quarter ended June 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Colin Richardson, President/Chief Executive Officer, Principal Executive Officer and Principal Financial and Accounting Officer of Rangeford Resources, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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