Form 10-Q/A
period 2012-09-30
Rangeford Resources, Inc.
filed 2014-09-30
CIK 1438035

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

Explanatory Note

Rangeford Resources Inc. (the “Company”) is filing this Amendment No. 2 (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2012 (the “Initial Filing"), filed with the Securities and Exchange Commission on August 20, 2012 (the “Original Filing Date”), as amended (the "First Amendment," together with the Initial Filing, the "Form 10-Q")on November 23, 2012 (the "Amended Filing Date"), solely to file Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

No other changes have been made to the Form 10-Q. This Amendment speaks as of the Amended Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, except as set forth in the First Amendment and does not modify or update in any way disclosures made in the Form 10-Q.

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