Form 10-Q
period 2014-09-30
Rangeford Resources, Inc.
filed 2014-11-18
CIK 1438035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 17, 2014, there were 20,016,821 shares of the registrant’s common stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

RANGEFORD RESOURCES, INC.

Unaudited Balance Sheets

	September 30,	March 31,
	2014	2014
ASSETS

Current assets
Cash	$ -	$ 173
Prepaid expense	4,788	-
Debt Issuance Costs-net of amortization (Note 4)	48,144	101,271
Total current assets	52,932	101,444

Deposit	36,557	36,557

Total assets	$ 89,489	$ 138,001

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$ 539,784	$ 546,047
Accrued interest payable	13,903	6,872
Related party advances and notes payable	543,968	368,226
Total current liabilities	1,097,655	921,145

Stockholders' deficit
Series A convertible preferred stock, $.001 par value, stated value $5.00 per share, 3,000,0000 shares authorized; 182,000 shares issued and outstanding	182	182

Common stock, $.001 par value; 75,000,000 shares authorized; 20,016,821 and 18,833,385 shares issued and outstanding	20,017	19,833
Additional paid in capital	5,695,653	3,826,914
Retained deficit	(6,724,018)	(4,630,073)
Total stockholders' deficit	(1,008,166)	(783,144)

Total liabilities and stockholders' deficit	$ 89,489	$ 138,001

See accompanying notes to unaudited financial statements

RANGEFORD RESOURCES, INC.

Unaudited Statements of Operations

	Three months ended		Six months ended
	September 30,		September 30,
	2014	2013	2014	2013

Operating expenses
Investor relations	-	9,735	-	24,866
Professional fees	158,145	116,921	1,684,479	275,604
Professional fees-related party	60,000	253,766	313,540	313,356
General and administrative	11,592	1,890	35,768	36,678
Total operating expenses	229,737	382,312	2,033,787	650,504

Loss from operations	(229,737)	(382,312)	(2,033,787)	(650,504)

Other expense
Interest expense-related party	29,924	11,608	60,158	14,783
Total other expense	29,924	11,608	60,158	14,783

Loss before income taxes	(259,661)	(393,920)	(2,093,945)	(665,287)

Provision for income tax	-	-	-	-

Net loss	$ (259,661)	$ (393,920)	$ (2,093,945)	$ (665,287)

Preferred stock dividends	(91,378)	(64,632)	(91,378)	(64,632)

Net loss attributable to common shareholders	$ (351,039)	$ (458,552)	$ (2,185,323)	$ (729,919)

Basic and diluted loss per common share	$ (0.02)	$ (0.03)	$ (0.11)	$ (0.04)

Weighted average shares outstanding	19,934,907	18,295,114	19,889,018	18,214,938

See accompanying notes to unaudited financial statements

RANGEFORD RESOURCES, INC.

Unaudited Statements of Cash Flows

	Six months ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$ (2,093,945)	$ (665,287)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	302,448	373,656
Amortization of debt discount	53,127	7,883
Warrant expense	387,080	-
Option expense	1,179,395
Preferred stock issued for interest expense	-	8,381
Changes in operating assets and liabilities
Prepaid expenses	(4,788)	16,250
Accounts payable	(6,263)	129,687
Accrued interest payable	7,031	(1,481)
Net cash used in operating activities	$ (175,915)	$ (130,911)

Cash flows from financing activities
Proceeds from related party payable	175,742	133,066
Net cash provided by financing activities	$ 175,742	$ 133,066

Net (decrease) increase in cash	(173)	2,155
Cash at beginning of period	173	-
Cash at end of period	$ 0	$ 2,155

Supplemental disclosure of non-cash investing and financing activities:
Issuance of Services A preferred stock to settle shareholder note payable	$ -	$ 108,381

Supplemental Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

See accompanying notes to unaudited financial statements

Rangeford Resources, Inc.

Notes to Unaudited Financial Statements

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the US (US GAAP) for interim financial information, with the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements.  The accompanying financial statements at September 30, 2014 and 2013 and for the six months ended September 30, 2014 and 2013 contain all normally recurring adjustments considered necessary for a fair presentation of our financial position, results of operations, cash flows and shareholders’ equity for such periods.  Operating results for the six months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending March 31, 2015.

Reclassifications

Certain amounts in the September 30, 2013 financial statements have been reclassified to conform to the September 30, 2014 presentation.

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

On June 10, 2014, FASB issued Accounting Standards Update No. 2014-10, Development Stage Entities. The update removes the definition of a development stage entity from FASB ASC 915 and eliminates the requirement for development stage entities to present inception-to-date information on the statements of operations, cash flows and stockholders’ deficit. Earlier the Company elected to adopt this standard for the period covered by the report herein.

NOTE 4 – DEBIT ISSUANCE COSTS

On September 4, 2013, the Company received a $750,000 Revolving Credit Note from Cicerone Corporate Development, LLC (a related party).  The Cicerone Revolving Note matures on February 1, 2015 and bears interest at the rate of LIBOR plus 2.75% per annum, which is payable semi-annually on June 30 and December 31 of each year. As an inducement to entering into the Cicerone Revolving Note, the Company issued Cicerone 1,500,000 shares of common stock.  The shares of unregistered common stock had a relative fair value of approximately $164,338 as of September 4, 2013, which is being amortized over the term of the note as additional interest expense.  Additional interest expense of $3,735 and $7,030 was recorded in the Company’s statements of operations for the three and six months ended September 30, 2014, respectively.  Additional interest expense of $1,341 and $2,023 was recorded in the Company’s statements of operations for the three and six months ended September 30, 2013, respectively.

NOTE 5 – RELATED PARTY NOTES PAYABLE AND ADVANCES

On November 1, 2012, the Company entered into a note agreement with a shareholder and former director of the Company, pursuant to which the Company borrowed $100,000 from the shareholder which was payable in 60 days with interest at 6% per annum (the “Hadley Note”).  Proceeds from the Hadley Note were paid directly to GNE as a deposit to purchase certain oil and gas assets (see Note 3).  The Hadley Note was payable in 60 days with interest at 6% per annum.  In accordance with the terms of the note, the Company agreed to issue 250,000 shares of unregistered common stock to the shareholder.  The shares of unregistered common stock had a relative fair value of approximately $71,631 as of November 1, 2012, which was recorded as additional interest expense over the 60 day term of the note.  As of September 30, 2014, all 250,000 shares were issued to Hadley.

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

On November 28, 2012, the CE McMillan Family Trust (the "CE Trust") advanced the Company $100 to facilitate the opening of a new bank account in Irving, Texas. The trustee of the C.E. McMillan Family Trust is also the managing member of Fidare Consulting Group, LLC ("Fidare") and Cicerone Corporate Development, LLC ("Cicerone").  The advance had not been repaid as of September 30, 2014.  (See Note 5)

At various times during the quarters ended September 30, 2014 and 2013, Cicerone Corporate Development, LLC (a related party) advanced funds to the Company for operating expenses.  During the quarter ended September 30, 2014 and 2013, Cicerone advanced a total of $175,742 and $133,066, respectively to the company.  Cicerone is a stockholder of the Company. (See Note 5)

NOTE 6 – RELATED PARTY TRANSACTIONS

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

As of September 30, 2014, 173,244 shares of common stock and 440,000 warrants had been issued to Fidare.  The managing member of Fidare is the C.E. McMillan Family Trust.  Harry McMillan is trustee of the C.E. McMillan Family Trust.

The company recognized $313,540 and $523,856 in professional fees to related parties for the six months ended September 30, 2014 and 2013, respectively.

NOTE 7 – WARRANTS

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

A summary of warrant activity as of September 30, 2014 and changes during the period then ended are presented below:

Expected volatility	207%
Expected dividends	0
Expected term (in years)	2
Risk-free rate	0.42%

Stock Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance: April 1, 2014	280,000	$ 5.24	2	$ -0-

Granted	120,000	$ 4.40	2	$ -0-
Exercised	-	$ -		$ -
Expired	-	-		-

Balance: September 30, 2014	400,000	$ 4.99	2	$ -0-

Warrants exercisable at September 30, 2014	400,000	$ 4.99	2	$ -0-

No Warrant expense recognized during the three months ended September 30, 2014.  Warrant expense of $193,540 was included in professional fees and $193,540 was included in professional fees-related party for the six months ended September 30, 2014.

NOTE 8 – OPTIONS

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

A summary of option activity as of September 30, 2014 and changes during the period then ended are presented below:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance: April 1, 2014	-	$ -		$ -

Granted	308,000	$ 2.299	2.6	$
Exercised	-	-		-
Expired	-	-		-

Balance: September 30, 2014	308,000	$ 2.299	2.6	$

Options exercisable at September 30, 2014	308,000	$ 2.299	2.6	$

No Option expense was recognized during the three months ended September 30, 2014.  Option expense of $1,179,395 was included in professional fees for the six months ended September 30, 2014.

NOTE 9 – COMMON STOCK

On August 7, 2014, the Company issued PT Platinum Consulting, LLC 38,686 shares of common stock valued at $62,448 to settle outstanding invoices for professional services.

On August 7, 2014, the Company issued 60,406 shares of common stock valued at $91,378 to pay cumulative preferred stock dividends on the outstanding Series A Convertible Preferred Stock.

During the six months ended September 30, 2014, the Company issued Fidare Consulting Group 42,171 shares of common stock valued at $120,000.

During the six months ended September 30, 2014, the Company issued Mr. Richardson 42,171 shares of common stock value at $120,000.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

Going Concern

We have incurred net losses of approximately $6.7 million since inception through September 30, 2014.  The report of our independent registered public accounting firm on our financial statements for the year ended March 31, 2014 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

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

The closing of the transaction is currently expected to occur in December 2014, subject to the satisfaction or waiver of certain customary closing conditions, including receipt of all approvals necessary to carry out the activities contemplated under the PSA and BGKP's delivery of all recordable releases and terminations covering all liens on the property arising under the related credit agreement.

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

Plan of Operation

We have $1,097,655 in current liabilities as of September 30, 2014. From the date of inception (December 4, 2007) to September 30, 2014, the Company has recorded a net loss of $6,724,018 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC.  In order to survive as a going concern over the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives.  There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

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

Results of Operations

For the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

The following table sets forth information from our statements of operations for the three months ended September 30, 2014 and 2013.

	Three months ended September 30,
	2014	2013	Increase/ (Decrease)
Operating Expenses
Investor relations	$ -	$ 9,735	$ (9,735)
Professional fees	158,145	116,921	41,224
Professional fees - related party	60,000	253,766	(193,766)
General and administrative	11,592	1,890	9,702
Total Operating Expenses	(229,737)	382,312	(152,575)

Loss from Operations	(172,974)	(382,312)	152,575

Other Expense
Interest expense-related party	29,924	11,608	18,316
Total other expense	29,924	11,608	18,316

Loss before income taxes	(259,661)	(393,920)	134,259

provision for income tax	-	-	-

Net loss	$ (259,661)	$ (393,920)	$ 134,259

During the three months ended September 30, 2014 and 2013, the Company did not recognize any revenues from operating activities.

For the three months ended September 30, 2014, the Company recognized a net loss of $259,661 compared to $393,920 for the three months ended September 30, 2013. The decrease of $134,259 was a result of the Company’s decrease in expenses for operational charges of $152,575 and in increase in interest expense of $18,316.

During the three months ended September 30, 2014, the Company incurred no expenses for investor relations compared to $9,735 in the comparable period in the prior year.

During the three months ended September 30, 2014, the Company incurred $158,145 in professional fees compared to $116,921 in the comparable period in the prior year.  During the three months ended September 30, 2014, the Company incurred $60,000 in professional fees to related parties compared to $253,766 in the comparable period in the prior year.  The professional fees were primarily related to legal, accounting, management and board fees, the Preferred Stock issuance and corporate governance.  Professional fees- related party related to the professional services contract with Fidare Consulting Group, LLC to provide consulting services in corporate governance, accounting procedures and controls and strategic planning in the amount of $60,000 which was paid in common stock.

General and administrative expenses increased $9,702 to $11,592.  The increase was primarily related to increases in common stock transfer fees, quote fees for the Company’s common stock, and travel, meals and entertainment.

During the three months ended September 30, 2014, the Company incurred $29,924 in interest expense compared to $11,608 in the prior year period.  Additional interest expense from amortization of debt issuance costs of $3,735 and $1,341 was included in interest expense for the three months ended September 30, 2014 and 2013, respectively.

For the Six Months Ended September 30, 2014 Compared to the Six Months Ended September 30, 2013

The following table sets forth information from our statements of operations for the six months ended September 30, 2014 and 2013.

	Six months ended September 30,
	2014	2013	Increase/(Decrease)
Operating Expenses
Investor relations	$ -	$ 24,866	$ (24,866)
Professional fees	1,684,479	275,604	1,408,875
Professional fees - related party	313,540	313,356	184
General and administrative	35,768	36,678	(910)
Total Operating Expenses	2,033,787	650,504	1,383,283

Loss from Operations	2,033,787	(650,504)	(1,353,283)

Other Expense
Interest expense-related party	60,158	14,783	45,375
Total other expense	60,158	14,783	45,375

Loss before income taxes	(2,093,945)	(665,287)	(1,428,658)

provision for income tax	-	-	-

Net loss	$ (2,093,945)	$ (665,287)	$ (1,428,658)

During the six months ended September 30, 2014 and 2013, the Company did not recognize any revenues from operating activities.

For the six months ended September 30, 2014, the Company recognized a net loss of $2,093,945 compared to $665,287 for the six months ended September 30, 2013. The increase of $1,428,658 was a result of the Company’s increase in expenses for operational charges of $1,353,283 and an increase in interest expense of $45,375.

During the six months ended September 30, 2014, the Company incurred no expenses for investor relations compared to $24,866 in the comparable period in the prior year.

During the six months ended September 30, 2014, the Company incurred $1,684,479 in professional fees compared to $275604 in the comparable period in the prior year.  During the six months ended September 30, 2014, the Company incurred $313,540 in professional fees to related parties compared to $313,356 in the comparable period in the prior year.  The professional fees were primarily related to legal, accounting, management and board fees, the Preferred Stock issuance and corporate governance.  Professional fees- related party related to the professional services contract with Fidare Consulting Group, LLC to provide consulting services relating to corporate governance, accounting procedures and controls and strategic planning in the amount of $313,540 of which $120,000 was paid in common stock and $193,540 was paid in the form of warrants to purchase common stock (see Note 5).

General and administrative expenses decreased $910 to $35,768. The decrease was primarily related to decreases in common stock transfer fees, quote fees for the Company’s common stock, and travel, meals and entertainment.

During the six months ended September 30, 2014, the Company incurred $60,158 in interest expense compared to $14,783 in the prior year period.  Additional interest expense from amortization of debt issuance costs of $7,030 and $2,023 was included in interest expense for the six months ended September 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

As of September 30, 2014, the Company had total current assets of $52,932, including prepaid expenses of $4,788 and debt issuance costs-net of amortization of $48,144.  As of September 30, 2014, the Company had total current liabilities of $1,097,227 which includes $539,784 in accounts payable, $13,903 in accrued interest, and $543,968 in notes payable to a related party.  As September 30, 2014, the company had a working capital deficit of $1,044,723.

During the six months ended September 30, 2014, the Company used cash of $175,915 in our operations compared to $130,911 during the same period ended September 30, 2013.  No cash was provided by or used in investing activities during the six months ended September 30, 2014 and 2013.  During the six months ended September 30, 2014, cash provided by financing activities was $175,742 compared with $133,066 during the same period from the prior year.

Cicerone Corporate Development, LLC (a related party) advanced $175,742 and $133,066 to the Company for operating expenses during the six months ended September 30, 2014 and 2013, respectively.

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

Not Applicable to smaller reporting companies

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2014 and September 30, 2014, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2014 or September 30, 2014, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the six month period ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 7, 2014, the Company issued PT Platinum Consulting, LLC 38,686 shares of common stock valued at $62,477 to settle outstanding invoices for professional services.

On August 7, 2014, the Company issued 60,406 shares of common stock valued at $91,378 o pay cumulative preferred stock dividends on the outstanding Series A Convertible Preferred Stock.

During the quarter ended September 30, 2014, the Company issued Fidare Consulting Group 28,325 shares of common stock valued at $60,000.

During the quarter ended September 30, 2014, the Company issued Mr. Richardson 28,325 shares of common stock valued at $60,000.

As of the date of this Report, 11,429 shares authorized to Fidare Consulting Group and 11,429 shares authorized to Mr. Richardson have not been physically issued.

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

Exhibit No.
10.1	Purchase, Sale and Joint Exploration Agreement (Incorporate by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on September 19, 2014)
10.2	Addendum to the Purchase and Sale Agreement (Incorporate by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on September 19, 2014)
10.3	Operating Agreement (Incorporate by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on September 19, 2014)
31.1 *	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1 *	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2 *	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101 *	Interactive Data File (Form 10-Q for the quarter ended September 30, 2014).
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

RANGEFORD RESOURCES, INC.

Dated: November 18, 2014	By:	/s/ Colin Richardson
Colin Richardson
Chief Executive Officer, President, Principal Executive Officer and Principal Financial and Accounting Officer