Form 10-Q
period 2014-12-31
Rangeford Resources, Inc.
filed 2015-02-23
CIK 1438035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

[  ] Yes [X] No

As of February 18, 2015, there were 19,993,963 shares of the registrant’s common stock issued and outstanding.

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	4
Item 2.	Management ’ s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	20
Item 1A	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosure
Item 5.	Other Information
Item 6.	Exhibits	22

	SIGNATURES	23

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

RANGEFORD RESOURCES, INC.
Unaudited Balance Sheets

	December 31,	March 31,
	2014	2014
ASSETS

Current assets
Cash	$ 115	$ 173
Debt Issuance Costs-net of amortization (Note 4)	19,568	101,271
Total current assets	19,683	101,444

Deposit	36,557	36,557

Total assets	$ 56,240	$ 138,001

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$ 591,435	$ 546,047
Accounts Payable- related party	31,211	-
Accrued interest payable- related party	18,128	6,872
Related party advances and notes payable	550,914	368,226
Total current liabilities	1,191,688	921,145

Stockholders' deficit
Series A convertible preferred stock, $.001 par value, stated value $5.00 per share, 3,000,0000 shares authorized; 182,000 shares issued and outstanding	182	182
Common stock to be issued	160,000	-
Common stock, $.001 par value; 75,000,000 shares authorized; 19,993,963 and 19,833,385 shares issued and outstanding	19,994	19,833
Additional paid in capital	5,655,675	3,826,914
Retained deficit	(6,971,299)	(4,630,073)
Total stockholders' deficit	(1,135,448)	(783,144)

Total liabilities and stockholders' deficit	$ 56,240	$ 138,001

See accompanying notes to unaudited financial statements

RANGEFORD RESOURCES, INC.
Unaudited Statements of Operations

	Three months ended		Nine months ended
	December 31,		December 31,
	2014	2013	2014	2013

Operating expenses
Investor relations	-	12,536	-	37,403
Professional fees	138,676	45,119	1,823,154	110,223
Professional fees-related party	60,000	618,111	373,540	1,141,967
General and administrative	15,806	2,544	51,574	39,222
Total operating expenses	214,482	678,310	2,248,268	1,328,815

Loss from operations	(214,482)	(678,310)	(2,248,268)	(1,328,815)

Other expense
Interest expense-related party	32,800	29,897	92,958	44,679
Total other expense	32,800	29,897	92,958	44,679

Loss before income taxes	(247,282)	(708,207)	(2,341,226)	(1,373,494)

Provision for income tax	-	-	-	-

Net loss	$ (247,282)	$ (708,207)	$ (2,341,226)	$ (1,373,494)

Preferred stock dividends	-	-	(91,378)	(64,632)

Net loss attributable to common shareholders	$ (247,282)	$ (708,207)	$ (2,432,604)	$ (1,438,126)

Basic and diluted loss per common share	$ (0.01)	$ (0.04)	$ (0.12)	$ (0.08)

Weighted average shares outstanding	20,036,284	19,725,875	19,938,952	18,722,227

See accompanying notes to unaudited financial statements

RANGEFORD RESOURCES, INC.
Unaudited Statements of Cash Flows

	Nine months ended December 31,
	2014	2013
Cash flows from operating activities
Net loss	$ (2,341,226)	$ (1,373,494)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	422,447	341,473
Amortization of debt discount	81,703	35,778
Warrant expense	387,080	544,294
Option expense	1,179,395	-
Preferred stock issued for interest expense	-	8,381
Changes in operating assets and liabilities
Prepaid expenses	-	24,375
Accounts payable	45,388	120,259
Accounts payable- related party	31,211	-
Accrued interest payable	11,256	521
Net cash used in operating activities	$ (182,746)	$ (298,413)

Cash flows from financing activities
Proceeds from related advances and notes payable	182,688	310,066
Net cash provided by financing activities	$ 182,688	$ 310,066

Net (decrease) increase in cash	(58)	11,653
Cash at beginning of period	173	-
Cash at end of period	$ 115	$ 11,653

Supplemental disclosure of non-cash investing and financing activities:
Issuance of Serices A preferred stock to settle shareholder note payable	$ -	$ 108,381
Issuance of 1,500,000 shares of common stock with debt	$ -	$ 164,338
Preferred stock dividends paid in Common Stock	$ 91,378	$ 16,570

Supplemental Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

See accompanying notes to unaudited financial statements

Rangeford Resources, Inc.

Notes to Unaudited Financial Statements

December 31, 2014

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the US (US GAAP) for interim financial information, with the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements.  The accompanying financial statements at December 31, 2014 and 2013 and for the Nine months ended December 31, 2014 and 2013 contain all normally recurring adjustments considered necessary for a fair presentation of our financial position, results of operations, cash flows and shareholders’ equity for such periods.  Operating results for the nine months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ending March 31, 2015. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report for the year ended March 31, 2014, as amended.

Reclassifications

Certain amounts in the December 31, 2013 financial statements have been reclassified to conform to the December 31, 2014 presentation.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, which raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 4 – DEBT ISSUANCE COSTS

On September 4, 2013, the Company received a $750,000 Revolving Credit Note (the “Cicerone Revolving Note”) from Cicerone Corporate Development, LLC, a related party, (“Cicerone”).  The Cicerone Revolving Note matured on February 1, 2015 and bears interest at the rate of LIBOR plus 2.75% per annum, which is payable semi-annually on June 30 and December 31 of each year. As an inducement to entering into the Cicerone Revolving Note, the Company issued Cicerone 1,500,000 shares of common stock.  The shares of unregistered common stock had a relative fair value of approximately $164,338 as of September 4, 2013, which is being amortized over the term of the note as additional interest expense. Additional interest expense of $28,576 and $81,703 was recorded in the Company’s statements of operations for the three and nine months ended December 31, 2014, respectively. Additional interest expense of $27,895 and $35,778 was recorded in the Company’s statements of operations for the three and nine months ended December 31, 2013, respectively.  On January 29, 2014, the maturity of the Revolving Credit Note was extended to February 1, 2017 on the same terms and conditions.  The extension was accounted for as a modification.   All previously capitalized debt issuance costs had been fully amortized at the date of the modification and no additional fees were incurred. Cicerone is a stockholder of the Company. (See Note 5)

NOTE 5 – RELATED PARTY NOTES PAYABLE AND ADVANCES

On November 1, 2012, the Company entered into a note agreement with a shareholder, and former director, Mr. Hadley, pursuant to which the Company borrowed $100,000 from the shareholder which was payable in 60 days with interest at 6% per annum (the “Hadley Note”).  Proceeds from the Hadley Note were paid directly to Great Northern Energy as a deposit to purchase certain oil and gas assets.  The Hadley Note was payable in 60 days with interest at 6% per annum.  In accordance with the terms of the note, the Company agreed to issue 250,000 shares of unregistered common stock to the shareholder.  The shares of unregistered common stock had a relative fair value of approximately $71,631 as of November 1, 2012, which was recorded as additional interest expense over the 60 day term of the note.  As of December 31, 2014, all 250,000 shares were issued to Mr. Hadley.

Upon the Company’s receipt of a Subscription Agreement and pursuant to a request from Mr. Hadley, on September 27, 2013, the Company’s Board of Directors approved via unanimous written consent to convert the Hadley Note into 20,000 shares of the Company’s Series A Preferred Stock; on the same day, 20,000 shares of Series A Preferred Stock were issued to Mr. Hadley. Pursuant to the conversion of the Hadley Note, the Company would not have any further liability to Mr. Hadley thereunder.   Mr. Hadley has informed the Company that he does not agree with the history and current status of the Hadley Note and therefore the parties are currently discussing a resolution.

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

On November 28, 2012, the CE McMillan Family Trust (the "CE Trust") advanced the Company $100 to facilitate the opening of a new bank account in Irving, Texas. The trustee of the C.E. McMillan Family Trust is also the managing member of Fidare Consulting Group, LLC ("Fidare") and Cicerone Corporate Development, LLC ("Cicerone").  The advance had not been repaid as of December 31, 2014.

Fidare paid certain travel, SEC filing expenses and other expenses on behalf of the Company during the three and nine month periods ended December 31, 2014, aggregating $2,966 and $25,223, respectively.  The amounts have not been paid as of December 31, 2014 and are included in Accounts Payable-related party.

At various times Cicerone advanced funds to or paid operating expenses on behalf of the Company under the Cicerone Revolving Note.  During the three and nine months ended December 31, 2014, advances under the Cicerone Revolving Note were $6,945 and $182,688, respectively.  During the three and nine months ended December 31, 2013, advances under the Cicerone Revolving Note were $177,000 and $310,066, respectively.  As of December 31, 2014, the outstanding balance of the Cicerone Revolving Note was $550,914.  The Company has not made any interest payments which are payable semi-annually on June 30 and December 31.  As of December 31, 2014, accrued and unpaid interest on the Cicerone Revolving Note was $18,128.

Harry McMillan is trustee of the C.E. McMillan Family Trust, which Trust serves as the managing member of Fidare Consulting Group, LLC (“Fidare”) and Cicerone Corporate Development, LLC (“Cicerone”). Mr. McMillan is the Trustee for the benefit of his wife, Christy McMillan and their children, and is also a member of each of Fidare and Cicerone.  Each of these entities, as well as certain beneficiaries of the Trust, own shares of our common stock and therefore, Mr. McMillan and the Trust may be deemed to beneficially own such shares. Each disclaims beneficial ownership of such shares. The Company believes, although the shareholdings received pursuant to the various agreements may not exceed the required thresholds, Mr. McMillan is a related party.

NOTE 6 – OTHER RELATED PARTY TRANSACTIONS

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

For the three and nine month periods ended December 31, 2014, the Company recognized $60,000 and $373,540 in Professional fees- related party expenses that were paid or are payable in shares of stock and warrants.   As of December 31, 2014, the Company is obligated to issue Fidare 46,575 share of the Company’s common stock under these agreements.

For the three and nine month periods ended December 31, 2013, the Company recognized $256,056 and $468,239 in Professional fees- related party expenses that were paid in shares of stock and warrants.

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

A summary of warrant activity as of December 31, 2014 and changes during the period then ended are presented below:

Expected volatility	207%
Expected dividends	0
Expected term (in years)	2
Risk-free rate	0.42%

Stock Warrants	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance: April 1, 2014	280,000	$ 5.24	2	$ -0-

Granted	120,000	$ 4.40	2	$ -0-
Exercised	-	$ -		$ -
Expired	-	-		-

Balance: December 31, 2014	400,000	$ 4.99	2	$ -0-

Warrants exercisable at December 31, 2014	400,000	$ 4.99	2	$ -0-

No Warrant expense recognized during the three months ended December 31, 2014.  Warrant expense of $193,540 and $193,540 was included in Professional fees and Professional Fees-related party, respectively, for the nine months ended December 31, 2014.

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

A summary of option activity as of December 31, 2014 and changes during the period then ended are presented below:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance: April 1, 2014	-	$ -		$ -

Granted	308,000	$ 2.299	2.6	$
Exercised	-	-		-
Expired	-	-		-

Balance: December 31, 2014	308,000	$ 2.299	2.6	$

Options exercisable at December 31, 2014	308,000	$ 2.299	2.6	$

No Option expense was recognized during the three months ended December 31, 2014.  Option expense of $1,179,395 was included in professional fees for the nine months ended December 31, 2014.

NOTE 9 – COMMON STOCK

During the quarter ended June 30, 2014, the Company issued Fidare 13,846 shares of common stock valued at $60,000 for services (see note 6).

During the quarter ended June 30, 2014, the Company issued Mr. Colin Richardson, Chief Executive Officer and President (“Mr.  Richardson”), 13,846 shares of common stock valued at $60,000 for services (see Note 6).

On August 7, 2014, the Company issued PT Platinum Consulting, LLC 38,686 shares of common stock valued at $62,447 to settle outstanding invoices for professional services.  The number of shares were determined based on the closing price of the stock on the date of the agreement.

On August 7, 2014, the Company issued 60,406 shares of common stock valued at $91,378 to pay cumulative preferred stock dividends on the outstanding Series A Convertible Preferred Stock.  The number of shares issued was determined based on the closing price of the stock on the date of the declaration of the preferred dividends.  Dividends are not accrued until declared.

During the quarter ended September 30, 2014, the Company issued Fidare 16,897 shares of common stock valued at $40,000 and committed to issue an additional 11,439 shares of common stock valued at $20,000 for services (see Note 6).

During the quarter ended September 30, 2014, the Company issued Mr. Richardson 16,897 shares of common stock valued at $40,000 and committed to issue an additional 11,439 shares of common stock to Mr.  Richardson valued at $20,000 for services (see Note 6).

During the quarter ended December 31, 2014, in accordance with the terms of the agreement with Fidare, the Company is committed to issue 35,146 shares of common stock to Fidare valued at $60,000 for services (see Note 6).

During the quarter ended December 31, 2014, in accordance with the terms of the agreement with Mr. Richardson, the Company is committed to issue 35,146 shares of common stock to Mr. Richardson valued at $60,000 for services (see Note 6).

As of December 31, 2014, the Company has committed to issue a total of 93,150 shares of common stock, as discussed above.  All issuable shares are unregistered shares.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

We have become aware of a letter dated December 17, 2012 from Dr. Steven Henson to Michael Farmer, who at time was not a director or officer of Rangeford, with regard to our offering of up to $3,000,000 of our preferred stock in connection with our proposed acquisition of certain properties from Great Northern Energy, Inc.  In the letter, Dr. Henson, who at the time was the President and Chairman of the Board of Rangeford, purports to grant a right of rescission to certain investors in the event that we were unable to raise the full amount of funds necessary to acquire the subject properties from Great Northern Energy.  This right of rescission was never approved by our Board of Directors and it is our position that Dr. Henson acted without proper authority in providing the letter to Mr. Farmer, as the representative of certain investors.  At this point no claim has been made by any of the investors, who invested approximately $300,000 into Rangeford and we have no reason to assume that a claim will ultimately be made.

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

Going Concern

We have incurred net losses of approximately $7.0 million since inception through December 31, 2014.  The report of our independent registered public accounting firm on our financial statements for the year ended March 31, 2014 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

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

The closing of the transaction is currently expected to occur in March, 2015 subject to the satisfaction or waiver of certain customary closing conditions, including receipt of all approvals necessary to carry out the activities contemplated under the PSA and BGKP's delivery of all recordable releases and terminations covering all liens on the property arising under the related credit agreement.

The PSA may be terminated (1) at any time prior to closing by mutual written consent of the Company and BGKP, (2) by either party if closing has not occurred by August 2014, or such later date to which the Closing Date has been delayed, or if any government authority issued an order or ruling permanently restraining, enjoining or otherwise prohibiting the closing, (3) by the Company if there is a material breach of the representations and warranties made by BGKP with 15 days prior notice, and (4) by BGKP if there is a material breach of the representations and warranties made by the Company with 15 days prior notice.  Either party may also terminate the PSA is the other party does not cure any failure to comply in any material respect with any of such other party's covenants or agreements. The PSA remains in effect as of the date of this Report.

The PSA also provides that BGKP shall indemnify the Company in certain instances.

Plan of Operation

We have $1,191,688 in current liabilities as of December 31, 2014. From the date of inception (December 4, 2007) to December 31, 2014, the Company has recorded a net loss of $6,971,299 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC.  In order to survive as a going concern over the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives.  There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

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

Results of Operations

For the Three Months Ended December 31, 2014 Compared to the Three Months Ended December 31, 2013

The following table sets forth information from our statements of operations for the three months ended December 31, 2014 and 2013.

	Three months ended December 31,
	2014	2013	Increase/ (Decrease)
Operating Expenses
Investor relations	$ -	$ 12,536	$ (12,536)
Professional fees	138,676	45,119	93,557
Professional fees - related party	60,000	618,111	(558,111)
General and administrative	15,806	2,544	13,262
Total Operating Expenses	214,482	678,310	(463,828)

Loss from Operations	(214,482)	(678,310)	463,828

Other Expense
Interest expense	32,800	29,897	2,903
Total other expense	32,800	29,897	2,903

Loss before income taxes	(247,282)	(708,207)	460,925

provision for income tax	-	-	-

Net loss	$ (247,282)	$ (708,207)	$ 460,925

During the three months ended December 31, 2014 and 2013, the Company did not recognize any revenues from operating activities.

For the three months ended December 31, 2014, the Company recognized a net loss of $247,282 compared to $708,207 for the three months ended December 31, 2013. The decrease of $460,925 was primarily the result of a decrease in consulting expenses-related party resulting from the restructuring of the Fidare contract which resulted in the issuance of fewer warrants and stock for consulting services, and a decrease of legal related expenses of $19,500.

During the three months ended December 31, 2014, the Company incurred no expenses for investor relations compared to $12,536 in the comparable period in the prior year.

During the three months ended December 31, 2014, the Company incurred $138,676 in professional fees compared to $45,119 in the comparable period in the prior year.  During the three months ended December 31, 2014, the Company incurred $60,000 in professional fees to related parties compared to $618,111 in the comparable period in the prior year.  The professional fees were primarily related to legal, accounting, management and board fees, the Preferred Stock issuance and corporate governance.  Professional fees- related party related to the professional services contract with Fidare Consulting Group, LLC to provide consulting services for corporate governance, accounting procedures and controls and strategic planning.

General and administrative expenses increased $13,262 to $15,806.  The increase was primarily related to increases in common stock transfer fees, quote fees for the Company’s common stock, and travel, meals and entertainment.

During the three months ended December 31, 2014, the Company incurred $32,800 in interest expense compared to $29,897 in the prior year period.  Additional interest expense from amortization of debt issuance costs of $28,576 and $27,895 was included in interest expense for the three months ended December 31, 2014 and 2013, respectively.

For the Nine Months Ended December 31, 2014 Compared to the Nine Months Ended December 31, 2013

The following table sets forth information from our statements of operations for the nine months ended December 31, 2014 and 2013.

	Nine months ended December 31,
	2014	2013	Increase/(Decrease)
Operating Expenses
Investor relations	$ -	$ 37,403	$ (37,403)
Professional fees	1,823,154	110,223	1,712,931
Professional fees - related party	373,540	1,141,967	(768,427)
General and administrative	51,574	39,222	12,352
Total Operating Expenses	2,248,268	1,328,815	919,453

Loss from Operations	(2,248,268)	(1,328,815)	(919,453)

Other Expense
Interest expense-related party	92,958	44,679	48,279
Total other expense	92,958	44,679	48,279

Loss before income taxes	(2,341,226)	(1,373,494)	(967,732)

provision for income tax	-	-	-

Net loss	$ (2,341,226)	$(1,373,494)	$ (967,732)

During the nine months ended December 31, 2014 and 2013, the Company did not recognize any revenues from operating activities.

For the nine months ended December 31, 2014, the Company recognized a net loss of $2,341,226 compared to a net loss of $1,373,494 for the nine months ended December 31, 2013. The increase of $967,732 was primarily the result of the Company’s increase in expenses for equity issuances to directors of $1,179,395, partially offset by a decrease in professional fees-related party of $768,427.

During the nine months ended December 31, 2014, the Company incurred no expenses for investor relations compared to $37,403 in the comparable period in the prior year.

During the nine months ended December 31, 2014, the Company incurred $1,823,154 in professional fees compared to $110,223 in the comparable period in the prior year.  During the nine months ended December 31, 2014, the Company incurred $373,540 in professional fees to related parties compared to $1,141,967 in the comparable period in the prior year.  The professional fees were primarily related to legal, accounting, management and board fees, the Preferred Stock issuance and corporate governance.  Professional fees- related party related to the professional services contract with Fidare to provide consulting services relating to corporate governance, accounting procedures and controls and strategic planning in the amount of $373,540 of which $180,000 was paid or payable in common stock and $193,540 was paid in the form of warrants to purchase common stock (see Note 5).

General and administrative expenses increased $12,352 to $51,574. The increase was primarily related to increases in compliance costs, common stock transfer fees, quote fees for the Company’s common stock, and travel, meals and entertainment.

During the nine months ended December 31, 2014, the Company incurred $92,958 in interest expense compared to $44,679 in the prior year period.  Additional interest expense from amortization of debt issuance costs of $81,703 and $35,778 was included in interest expense for the nine months ended December 31, 2014 and 2013, respectively.

Liquidity and Capital Resources

As of December 31, 2014, the Company had total current assets of $19,683, including debt issuance costs-net of amortization of $19,568.  As of December 31, 2014, the Company had total current liabilities of $1,191,688 which includes $591,435 in accounts payable, $31,211 in accounts payable-related party, $18,128 in accrued interest, and $550,914 in notes payable to a related party.  As December 31, 2014, the Company had a working capital deficit of $1,172,005.

During the nine months ended December 31, 2014, the Company used cash of $182,746 in our operations compared to $298,413 during the same period ended December 31, 2013.  No cash was provided by or used in investing activities during the nine months ended December 31, 2014 and 2013.  During the nine months ended December 31, 2014, cash provided by financing activities was $182,688 compared with $310,066 during the same period from the prior year.

Cicerone Corporate Development, LLC (a related party) advanced $182,688 and $310,066 to the Company for operating expenses during the nine months ended December 31, 2014 and 2013, respectively.

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

Not Applicable to smaller reporting companies

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2014 and December 31, 2014, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2014 or December 31, 2014, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the nine month period ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended December 31, 2014, in accordance with the terms of the agreement with Fidare the Company is committed to issue 35,146 shares of common stock to Fidare valued at $60,000, but such shares have not been issued as of the date of this Report.

During the quarter ended December 31, 2014, in accordance with the terms of the agreement with Mr. Richardson, the Company is committed to issue 35,146 shares of common stock to Mr. Richardson valued at $60,000, but such shares have not been issued as of the date of this Report.

As a result of the above, in combination with our other issuances earlier this fiscal year, as of December 31, 2014, the Company has committed to issue a total of 93,150 restricted shares of common stock, but such shares have not been issued as of the date of this Report.

All of the transactions listed above were made pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(a)(2) of the Securities Act for sales not involving a public offering or rule 506 as promulgated thereunder.  The securities issued have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Item 6. Exhibits.

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.
10.1	Purchase, Sale and Joint Exploration Agreement (Incorporate by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on September 19, 2014)
10.2	Addendum to the Purchase and Sale Agreement (Incorporate by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on September 19, 2014)
10.3	Operating Agreement (Incorporate by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on September 19, 2014)
31.1 *	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1 *	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2 *	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101	Interactive Data File**

101	Interactive Data File (Form 10-Q for the quarter ended December 31, 2014).**
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document**

XBRL Taxonomy Extension Schema Document**

XBRL Taxonomy Extension Calculation Linkbase Document**

XBRL Taxonomy Extension Definition Linkbase Document**

XBRL Taxonomy Extension Label Linkbase Document**

XBRL Taxonomy Extension Presentation Linkbase Document**

* filed herewith

**To be filed via amendment.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RANGEFORD RESOURCES, INC.

Dated: February 23, 2015	By:	/s/ Colin Richardson
Colin Richardson
Chief Executive Officer, President, Principal Executive Officer and Principal Financial and Accounting Officer