Form 10-K
period 2015-03-31
Rangeford Resources, Inc.
filed 2015-07-24
CIK 1438035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(MARK ONE)

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2015

OR

☐
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ___________

COMMISSION FILE NUMBER 000-54306

RANGEFORD RESOURCES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	77-1176182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

556 SILICON DRIVE, SUITE 103, SOUTHLAKE, TX	76092
(Address of principal executive offices)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE	(817) 416-6846

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE IN WHICH REGISTERED
NONE	NOT APPLICABLE

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

☐ Yes ☒ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of September 30, 2014 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $20,324,259.

As of July 21, 2015, the Registrant has 20,105,293 shares of common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These forward-looking statements include, among others, the following:

●	our ability to raise sufficient working capital necessary to continue to implement our business plan and satisfy our obligations,
●	our ability to continue as a going concern,
●	our ability to develop revenue producing operations,
●	our ability to establish our brand and effectively compete in our target market, and
●	risks associated with the external factors that impact our operations, including economic and leisure trends.

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

Unless specifically set forth to the contrary, when used in this Report the terms “Rangeford,” "we", "our", the "Company" and similar terms refer to Rangeford Resources, Inc., a Nevada corporation.  In addition, when used herein and unless specifically set forth to the contrary, “2013” refers to the year ended March 31, 2013, “2014” refers to the year ended March 31, 2014 and "2015" refers to the year ended March 31, 2015.

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

Operations

Black Gold Kansas Production, LLC

Kansas – George Prospect

On June 1, 2015, the Company executed a Purchase and Sale Agreement (the "George PSA") with Black Gold Kansas Production, LLC, a Texas limited liability company (“BGKP”).   Pursuant to the George PSA, the Company shall receive a 30% working interest and a 26.25 % net revenue interest in and to the George Prospect and the 4 drilled and completed wells and any by-products produced thereon, machinery, equipment and the books and records related to same which is located in Kansas.  Under this George PSA and the contemplated transaction, the Company will also acquire a 75% interest in and to approximately 3,000 acres of land within Bourbon and Allen Counties that contains approximately 42 proved undeveloped (PUD) locations for drilling. Pursuant to the George PSA, the parties entered into a Joint Exploration Agreement (“JEA”). On July 23, 2015, the parties also entered into an amendment and extension to the George PSA until October 1, 2015.

The total consideration for the purchase, sale and conveyance of the Assets to the Company and the Company’s assumption of the undivided share of liabilities provided for in the George PSA, is the Company’s payment to BGKP of the sum of $767,000 (the “Purchase Price”), as adjusted in accordance with the provisions of the George PSA. Although required by the terms of the George PSA, the Company has not yet placed $10,000 in an escrow account (the "George Earnest Money"), which upon closing, would be credited towards the Purchase Price; if however, the closing does not occur because the Company fails or refuses to do so when BGKP is otherwise ready to close and has satisfied all of its obligations under the George PSA, or the Company does not cure a material breach, then BGKP shall keep the Earnest Money as liquidated damages in lieu of all other damages. As of the date of this Report, the Company has not yet paid the Purchase Price and will not be able to pay that, or the George Earnest Money payment, without receiving additional funding, of which there can be no guarantee.  Accordingly, the purchase may not occur.

The Company is entitled to conduct due diligence of the properties prior to closing and the George PSA includes curative provisions if certain defects or other issues arise during such due diligence, as well as the handling of any such disputes.

The closing of the transaction is currently expected to occur in August 2015, subject to the satisfaction or waiver of certain customary closing conditions, including receipt of all approvals necessary to carry out the activities contemplated under the George PSA and BGKP's delivery of all recordable releases and terminations covering all liens on the property arising under the related credit agreement.

The George PSA may be terminated (1) at any time prior to closing by mutual written consent of the Company and BGKP, (2) by either party if closing has not occurred by October 1, 2015, or such later date to which the Closing Date has been delayed, or if any government authority issued an order or ruling permanently restraining, enjoining or otherwise prohibiting the closing, (3) by the Company if there is a material breach of the representations and warranties made by BGKP with 15 days prior notice, and (4) by BGKP if there is a material breach of the representations and warranties made by the Company with 15 days prior notice.  Either party may also terminate the George PSA is the other party does not cure any failure to comply in any material respect with any of such other party's covenants or agreements. The George PSA remains in effect as of the date of this Report.

Wyoming – West Mule Creek

On August 6, 2014, the Company executed a Purchase and Sale Agreement (the "Wyoming PSA") with BGKP.   Pursuant to the Wyoming PSA, the Company shall receive an agreed upon percentage of the working and net revenue interest in and to the West Mule Creek oilfield, which is located in Wyoming.  Through this interest, the Company will receive a certain percentage of the West Mule Creek lease, acres of land within Niobrara County that contains 13 wells, certain rights to specific wells and land contained on the lease, as well as any by-products produced thereon, machinery, equipment and the books and records related to same.  Pursuant to the Wyoming PSA, the parties also entered into a JEA, with a 3 year term. On August 6, 2014, the parties also entered into an addendum to the Wyoming PSA that clarifies that the Wyoming PSA shall not be interdependent with or upon the JEA and no default under the JEA shall effect the Wyoming PSA or the validity of the related purchase and sale.

The total consideration for the purchase, sale and conveyance of the Assets to the Company and the Company’s assumption of the undivided share of liabilities provided for in the Wyoming PSA, is the Company’s payment to BGKP of the sum of $2,352,000 (the “Purchase Price”), as adjusted in accordance with the provisions of the Wyoming PSA. Although required by the terms of the Wyoming PSA, the Company has not yet placed $15,000 in an escrow account (the "Wyoming Earnest Money"), which upon closing, would be credited towards the Purchase Price; if however, the closing does not occur because the Company fails or refuses to do so when BGKP is otherwise ready to close and has satisfied all of its obligations under the Wyoming PSA, or the Company does not cure a material breach, then BGKP shall keep the Wyoming Earnest Money as liquidated damages in lieu of all other damages. As of the date of this Report, the Company has not yet paid the Purchase Price and will not be able to pay that, or the Wyoming Earnest Money payment, without receiving additional funding, of which there can be no guarantee.  Accordingly, the purchase may not occur.

The Company is entitled to conduct due diligence of the properties prior to closing and the Wyoming PSA includes curative provisions if certain defects or other issues arise during such due diligence and how any disputes regarding same may be handled.

Initially, we hoped the closing would occur in March, 2015; however, we have not had sufficient funds nor have the closing conditions, including receipt of all approvals necessary to carry out the activities contemplated under the Wyoming PSA and BGKP's delivery of all recordable releases and terminations covering all liens on the property arising under the related credit agreement been satisfied or waived.

The Wyoming PSA may be terminated (1) at any time prior to closing by mutual written consent of the Company and BGKP, (2) by either party if closing has not occurred by October 1, 2015, or such later date to which the Closing Date has been delayed, or if any government authority issued an order or ruling permanently restraining, enjoining or otherwise prohibiting the closing, (3) by the Company if there is a material breach of the representations and warranties made by BGKP with 15 days prior notice, and (4) by BGKP if there is a material breach of the representations and warranties made by the Company with 15 days prior notice.  Either party may also terminate the Wyoming PSA is the other party does not cure any failure to comply in any material respect with any of such other party's covenants or agreements. On July 23, 2015, both parties have agreed to delay the acquisition of the West Mule Creek Oilfield until October 1, 2015.

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

As of March 31, 2014, the Company had transferred a total of $700,000 and issued 7,400,000 shares of common stock to GNE towards the purchase of the oil and gas properties, but the agreement was never consummated. The $700,000 payment was initially recorded as a long-term deposit on the balance sheet and, subsequently, has been charged to impairment of deposit on the income statement for the year ended March 31, 2013.

GNE has returned the stock certificate for 7,400,000 shares, however, GNE did not submit an executed stock power which is required to cancel the GNE shares. The 7,400,000 shares are considered issued and outstanding at March 31, 2015. The deposit of $36,557 recorded on the balance sheet as of March 31, 2014, which is related to the issuance of the 7,400,000 shares of common stock, was charged to impairment of deposit on the income statement for the year ended March 31, 2015.

On May 20, 2014, we sent a letter to GNE informing them of this determination and seeking to mutually terminate the Agreement. Given the amount of time that has passed since we first entered into negotiations with GNE and the lack of any tangible results as contemplated in the Agreement, in addition to GNE's failure to uphold certain of its obligations under the Agreement, we determined it would be in our best interest to terminate the Agreement.  In that letter, we requested that GNE comply with the termination provisions of the Agreement and provide the stock power necessary to cancel the shares and return the $700,000 advanced to them under the terms of the Agreement.  Accordingly, once GNE returns the $700,000 and submits the outstanding stock power, we shall immediately consent to and permit the mutual termination of the Agreement.

Cicerone Corporate Development, LLC Revolving Credit Note

On September 4, 2013, we received a $750,000 Revolving Credit Note (the "Cicerone Revolving Note") from Cicerone Corporate Development, LLC ("Cicerone") (a related party).  The Cicerone Revolving Note matured on February 1, 2015 and bears interest at the rate of LIBOR plus 2.75% per annum, which is payable semi-annually on June 30 and December 31 of each year. We may request advances on the Cicerone Revolving Note in increments of $10,000 at any time prior to the maturity date.  If we do not pay the outstanding amount on the maturity date, then the interest rate shall increase to the lesser of 12% or the maximum rate of interest permitted by law. As an inducement to entering into the Cicerone Revolving Note, we issued Cicerone 1,500,000 shares of our common stock (the "Inducement Shares"). The Cicerone Revolving Note contains standard events of default, including nonpayment of the Note or any other liability exceeding $50,000, as well as a change in control or entry into bankruptcy, upon which Cicerone may enforce its rights under the Revolving Note. At the time of entering into the Cicerone Revolving Note, Cicerone had already loaned us approximately $65,100, which amount is included as amount advanced under the Cicerone Revolving Note that must be paid back. On January 29, 2015, the maturity of the Revolving Credit Note was extended to February 1, 2017 on the same terms and conditions. As of July 21, 2015, we had received a total of approximately $600,025 including the $65,100, in advances under the Cicerone Revolving Note. The managing member of Cicerone is the C.E. McMillan Family Trust. Harry McMillan is trustee of the C.E. McMillan Family Trust. Please see, Item 13, "Related Parties”.

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

Acquisition of Future Leases

From time to time, we have targeted properties to acquire, but we do not plan to acquire any properties until funds are available to acquire properties for exploration and development.

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

Transportation and Production

We can make sales of oil, natural gas and condensate at market prices, which are not subject to price controls at this time.  The price that we receive from the sale of these products is affected by our ability to transport and the cost of transporting these products to market. Under applicable laws, FERC regulates:

●	the construction of natural gas pipeline facilities, and
●	the rates for transportation of these products in interstate commerce.

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

Drilling and Production.

Our anticipated drilling and production operations are subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. Among other matters, these statutes and regulations govern:

●	the amounts and types of substances and materials that may be released into the environment;
●	the discharge and disposition of waste materials,
●	the reclamation and abandonment of wells and facility sites, and
●	the remediation of contaminated sites, and require:
●	permits for drilling operations,
●	drilling bonds, and
●	reports concerning operations.

Environmental Regulations

General. Our operations are affected by various state, local and federal environmental laws and regulations, including the:

●	Clean Air Act,
●	Oil Pollution Act of 1990,
●	Federal Water Pollution Control Act,
●	Resource Conservation and Recovery Act (“RCRA”),
●	Toxic Substances Control Act, and
●	Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”).

These laws and regulations govern the discharge of materials into the environment or the disposal of waste materials, or otherwise relate to the protection of the environment. In particular, the following activities are subject to stringent environmental regulations:

●	drilling,
●	development and production operations,
●	activities in connection with storage and transportation of oil and other liquid hydrocarbons, and
●	use of facilities for treating, processing or otherwise handling hydrocarbons and wastes.

Violations are subject to reporting requirements, civil penalties and criminal sanctions. As with the industry generally, compliance with existing regulations increases our overall cost of business. The increased costs cannot be easily determined. Such areas affected include:

●	unit production expenses primarily related to the control and limitation of air emissions and
●	the disposal of produced water,
●

capital costs to drill exploration and development wells resulting from expenses primarily  related to the management and disposal of drilling fluids and other oil and natural gas exploration wastes, and

●	capital costs to construct, maintain and upgrade equipment and facilities and remediate, plug and abandon inactive well sites and pits.

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

RCRA is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either:

●	a “generator” or “transporter” of hazardous waste, or
●	an “owner” or “operator” of a hazardous waste treatment, storage or disposal facility.

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

CERCLA, also known as “Superfund,” imposes liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include:

●	the “owner” or “operator” of the site where hazardous substances have been released, and
●	companies that disposed or arranged for the disposal of the hazardous substances found at the site.

CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of our ordinary operations, we could generate waste that may fall within CERCLA’s definition of a “hazardous substance.” As a result, we may be liable under CERCLA or under analogous state laws for all or part of the costs required to clean up sites at which such wastes have been disposed. Under such law we could be required to:

●	remove or remediate previously disposed wastes, including wastes disposed of or released by prior owners or operators,
●	clean up contaminated property, including contaminated groundwater, or
●	perform remedial plugging operations to prevent future contamination.

We could also be subject to other damage claims by governmental authorities or third parties related to such contamination.

Employees

As of March 31, 2015, we had no full time or part time employees.  Our executive officers provide certain services dedicated to current corporate and business development activities on an as needed part-time basis.

Company’s Office

Our offices are located at 556 Silicon Drive, Suite 103, Southlake, TX 76092 and our telephone number is (817) 416-6846.

ITEM 1A. RISK FACTORS.

Risks Related to Our Business

We have a history of operating losses; we incurred a net loss in both fiscal year 2015 and fiscal year 2014. Our revenues are not currently sufficient to fund our operating expenses and there are no assurances we will develop profitable operations.

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of approximately $7,260,429 as of March 31, 2015. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that we will continue to incur losses in future periods until we begin reporting generating revenues. There are no assurances that we will be able to raise our revenues to a level which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

We have not generated any revenues and our ability to pay our operating expenses is dependent upon advances from related parties.

For the fiscal year ended March 31, 2015, we reported a net loss of $2,630,356. We had a working capital deficit of $705,919 at March 31, 2015. We have not yet begun generating revenue from our operations and are dependent upon a line of credit or other informal advances from a related party to pay our operating expenses and the continued development of our business plan. There are no assurances this related party will continue to advance funds to us that will satisfy our working capital needs until such time as we are able to raise additional capital or generate sufficient revenues to fund our operating expenses. While we seek ways to continue to operate by securing additional financing resources or alliances or other partnership agreements, we do not at this time have any commitments or agreements that provide for additional capital resources. Our financial condition and the going concern emphasis paragraph may also make it more difficult for us to maintain existing customer relationships and to initiate and secure new customer relationships.

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

We have incurred indebtedness totaling $1,304,617 as of March 31, 2015, which is comprised of $346,662 in accounts payable, $336,667 in accounts payables- related party, $22,519 in accrued interest, which principally includes accrued interest on our various debt obligations and accrued contingencies and $598,659 in notes payable. We do not have adequate funds to satisfy the outstanding obligations. The outstanding notes provide that as a result of a default - failure to pay when due, the note holders could declare the notes immediately due and payable. Unless we are able to restructure some or all of this debt, and raise sufficient capital to fund our continued development, our current operations do not generate sufficient cash to pay these obligations, when due. Accordingly, there can be no assurance that we will be able to pay these or other obligations which we may incur in the future and it is unlikely we will be able to continue as a going concern.

We are delinquent in our tax filings.

We failed to file federal tax returns for the fiscal years ended March 31, 2009 through 2015 and they are open for review by the various tax jurisdictions. We are also required to file Franchise Tax Reports in Nevada and we have filed all the required tax forms in Nevada. We cannot assure you that we will not incur fines and penalties for failure to file such our federal tax returns.

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

We have experienced, and may continue to experience, difficulties in implementing the management, operations and accounting systems, controls and procedures necessary to support our growth and expanded operations, as well as difficulties in complying with the accounting and reporting requirements related to our growth. With respect to enhancing our management and operations team, we may experience difficulties in finding and retaining additional qualified personnel, and if such personnel are not available locally, we may incur higher recruiting, relocation, and compensation expense. In an effort to meet the demands of our planned activities in fiscal 2016 and thereafter, we may be required to supplement our staff with contract and consultant personnel until we are able to hire new employees. We further may not be successful in our efforts to enhance our systems, accounting, controls and reporting performance. All of this may have a material adverse effect on our business, results of operations, cash flows and growth plans, on our regulatory and listing status, and on our stock price.

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

Our business plan contemplates significant acquisitions of reserves, properties, prospects, and leaseholds and other strategic transactions that appear to fit within our overall business strategy, which may include the acquisition of asset packages of producing properties or existing companies or businesses operating in our industry. The successful acquisition of producing properties requires an assessment of several factors, including:

●	recoverable reserves;
●	future oil and natural gas prices and their appropriate differentials;
●	development and operating costs; and
●	potential environmental and other liabilities.

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

Significant acquisitions of existing companies or businesses and other strategic transactions may involve additional risks, including:

●	diversion of our management’s attention to evaluating, negotiating, and integrating significant acquisitions and strategic transactions;

●	the challenge and cost of integrating acquired operations, information management, and other technology systems, and business cultures with our own while carrying on our ongoing business;

●	difficulty associated with coordinating geographically separate organizations; and

●	the challenge of attracting and retaining personnel associated with acquired operations.

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

Certain of our undeveloped leasehold acreage that we are targeting to acquire is subject to leases that will expire over the next several years unless production is established on the acreage.

A sizeable portion of our acreage that we are targeting to acquire is undeveloped. Unless production is established on these leases during their terms, the leases will expire. If the leases expire, we will lose our right to develop the related properties. Our drilling plans for these areas are subject to change based upon various factors, including drilling results, oil and natural gas prices, the availability and cost of capital, drilling, and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints, and regulatory approvals.

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

To the extent that we engage in price risk management activities to protect ourselves from commodity price declines, we may be prevented from realizing the full benefits of price increases above the levels of the derivative instruments used to manage price risk. In addition, our hedging arrangements may expose us to the risk of financial loss in certain circumstances, including instances in which:

●	our production falls short of the hedged volumes;

●	there is a widening of price-basis differentials between delivery points for our production and the delivery point assumed in the hedge arrangement;

●	the counterparties to our hedging or other price risk management contracts fail to perform under those arrangements; or

●	a sudden unexpected event materially impacts oil and natural gas prices.

If one or either of the BGKP transactions does not occur or continues to be delayed, it could have a material adverse effect on our business, results of operations, and financial condition.

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

Drilling for oil and gas involves numerous risks, including the risk that we will not encounter commercially productive oil or gas reservoirs. The wells we drill or participate in may not be productive, and we may not recover all or any portion of our investment in those wells. The seismic data and other technologies we use do not allow us to know conclusively prior to drilling a well that crude oil or natural gas is present or may be produced economically. The costs of drilling, completing, and operating wells are often uncertain, and drilling operations may be curtailed, delayed, or canceled as a result of a variety of factors including, without limitation:

●	unexpected drilling conditions;

●	pressure or irregularities in formations;

●	equipment failures or accidents;

●	fires, explosions, blowouts, and surface cratering;

●	marine risks such as capsizing, collisions, or adverse weather conditions; and

●	increase in the cost of, or shortages or delays in the availability of, drilling rigs and equipment.

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

Our operations will be subject to hazards and risks inherent in drilling for oil and gas, such as fires, natural disasters, explosions, formations with abnormal pressures, casing collapses, uncontrollable flows of underground gas, blowouts, surface cratering, pipeline ruptures or cement failures, and environmental hazards such as natural gas leaks, oil spills and discharges of toxic gases. Any of these risks can cause substantial losses resulting from injury or loss of life, damage to or destruction of property, natural resources and equipment, pollution and other environmental damages, regulatory investigations and penalties, suspension of our operations and repair and remediation costs. In addition, our liability for environmental hazards may include conditions created by the previous owners of properties that we purchase or lease. We expect to maintain insurance coverage against some, but not all, potential losses.. Losses could occur for uninsurable or uninsured risks, or in amounts in excess of existing insurance coverage. The occurrence of an event that is not fully covered by insurance could harm our financial condition and results of operation.

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

Extensive federal, state, and local environmental laws and regulations in the United States affect all of our operations. Environmental laws to which we are subject in the U.S. include, but are not limited to, the Clean Air Act and comparable state laws that impose obligations related to air emissions, the Resource Conservation and Recovery Act of 1976 (“RCRA”), and comparable state laws that impose requirements for the handling, storage, treatment or disposal of solid and hazardous waste from our facilities, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and comparable state laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or at locations to which our hazardous substances have been transported for disposal, and the Clean Water Act, and comparable state laws that regulate discharges of wastewater from our facilities to state and federal waters. Failure to comply with these laws and regulations or newly adopted laws or regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations or imposing additional compliance requirements on such operations. Certain environmental laws, including CERCLA and analogous state laws, impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances or hydrocarbons have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products into the environment. Environmental legislation may require that we do the following:

●	acquire permits before commencing drilling;

●	restrict spills, releases or emissions of various substances produced in association with our operations;

●	limit or prohibit drilling activities on protected areas such as wetlands or wilderness areas;

●	take reclamation measures to prevent pollution from former operations;

●	take remedial measures to mitigate pollution from former operations, such as plugging abandoned wells and remedying contaminated soil and groundwater; and

●	take remedial measures with respect to property designated as a contaminated site.

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

We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of our present shareholders. We are currently authorized to issue 75,000,000 shares of common stock and 3,000,000 shares of Series A convertible preferred stock with such designations, preferences and rights as determined by our Board of Directors.  As of March 31, 2015, 20,105,293 shares of our Common Stock and 182,000 shares of our Series A convertible preferred stock are outstanding. However, as of July 21, 2015, the Company has issued or has authorized the issuance of the following potentially dilutive securities: (i) an additional 114,035 shares of common stock (ii) the 182,000 shares of Series A Preferred Stock (the “Preferred Series A Shares”) is convertible into 182,000 shares of common stock and included warrants to purchase up to 182,000 shares of common stock at an exercise price of $6.50 per share; (iii) additional warrants to purchase up to an aggregate of 300,000 shares of our common stock with exercise prices ranging from $3.75 to $5.20 per warrant and (iv) options to purchase up to an aggregate of 308,000 shares of common stock at exercise prices of $1.00 and $3.00 per share. Conversion of the preferred stock or exercise of the warrants may cause dilution in the interests of other shareholders as a result of the additional Common Stock that would be issued upon conversion or exercise. In addition, sales of our Common Stock issuable upon exercise of the warrants could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our Common Stock. Further, the terms on which we may obtain additional financing during the period any of the warrants remain outstanding may be adversely affected by the existence of these warrants as well.

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

As of the date of this Report, and until they submit the required stock power necessary to cancel their shares or otherwise dispose of same, GNE owns approximately 37% of the Company’s currently outstanding common stock and therefore may have a significant influence in the election of our directors and, therefore, our policies and direction. This concentration of voting power could have the effect of delaying or preventing a change in control or discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the market price for their shares of common stock.

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

The market for penny stocks has experienced numerous frauds and abuses which could adversely impact investors in our stock.

Penny stocks are frequent targets of fraud or market manipulation. Patterns of fraud and abuse include:

●	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

●	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

●	Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

●	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.

Our stock price is volatile, which could adversely affect your investment.

Our stock price, like that of other oil and gas companies, is highly volatile. Our stock price may be affected by such factors as:

●	product development announcements by us or our competitors;

●	regulatory matters;

●	announcements in the software community;

●	intellectual property and legal matters; and

●	broader industry and market trends unrelated to our performance

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

None.

ITEM 2. DESCRIPTION OF PROPERTY.

Corporate Office

Our principal executive offices are located at 556 Silicon Drive, Suite 103, Southlake, TX 76092.

Oil and Gas Properties

On each of August 6, 2014 and June 1, 2015, we and BGKP executed two separate Purchase and Sale Agreements, pursuant to which we shall purchase certain BGKP Assets, in stages. Although no payments have been made as of the date of this Report, we agreed to remit initial consideration of $767,000 for the George Lease and $2,352,000 for the West Mule Creek Prospect. As of the date of this filing, the transaction has not been closed (for more details of these agreements, please refer to Item 1. Description of Business above).

As discussed above, on November 15, 2012, we entered into a Purchase and Sale Agreement with GNE to acquire a substantial working interest in land leases initially in East Texas. On May 20, 2014, we informed GNE in writing of our intention to mutually terminate the agreement, and are currently waiting for a response from GNE.

If we are able to close the George Lease in Kansas, we shall acquire 30% working interest and a 26.25 % net revenue interest in and to the George Prospect and the 4 drilled and completed wells and any by-products produced thereon, machinery, equipment and the books and records related to same which is located in Kansas.  Through this interest, we will also acquire a 75% interest in and to approximately 3,000 acres of land within Bourbon and Allen Counties that contains approximately 42 proven undeveloped wells.  However, as of the date of this Report, we have not closed the transaction with BGKP and therefore have not acquired any leases or property and there can be no assurance that the acquisitions contemplated by the agreement will occur. (See "Item 1. Great Northern Energy” and "Black Gold Kansas Productions, LLC Transaction ")

In light of the above, as of the date of this Report and until we can close the transaction with BGKP or another similar party, we do not have any proven reserves, have not conducted any drilling and have not been involved with any oil and gas production.  Accordingly, this Report does not include any disclosure otherwise required under Section 1200, Disclosure by Registrants Engaged in Oil and Gas Producing Activities, of Regulation S-K.

ITEM 3.  LEGAL PROCEEDINGS.

On June 7, 2012, several former shareholders (including the then CEO of the Company, Dr. Steven Henson, although not in such capacity) of Sun River Energy, Inc. (“Sun River”) filed a derivative action against Sun River and its management in a case now styled Colin Richardson, et al., derivatively on behalf of Sun River Energy, Inc. v. Sun River Energy, Inc. v. Donald R. Schmidt, Jr., et al., Cause No. DC-12-06318, in the District Court of Dallas County, Texas (the “Derivative Suit”).  On January 24, 2013, the Court found the Plaintiffs in the case had shown a probable right to the relief sought at an evidentiary hearing and a likelihood of success on the claims of breach of fiduciary duty, fraudulent transfer and certain defamation claims, and entered a temporary injunction against Sun River and its management (the “Temporary Injunction”).  The terms of the Temporary Injunction prevent Sun River, and all officers, directors, agents, servants, attorneys, employees, and all those in active concert or participation, from any performance, claims of default, payments, transfer or other actions with respect to certain notes and mortgages; any payments on those notes based on alleged past due compensation without Board Approval and without providing notice to the parties; entry into contracts by Donald R. Schmidt, Jr. to lease, purchase, or sell Sun River’s interest in its hard rock minerals, coal, oil, timber, gas and or other minerals in Colfax County, New Mexico, without Board Approval and without providing notice to the parties, and any and all issuances of stock or any other compensation, payments, bonuses, gifts or other transfers  by Sun River to the Defendants without Board Approval and without providing notice to the parties outside of normal payroll payment activity.  On February 7, 2013, Defendants Schmidt et al. filed an Amended Answer, Special Exception, Counterclaim and Original Third Party Petition asserting claims against certain third parties for breach of contract, breach of fiduciary duty, misappropriation of confidential information, and against the Company (as well as others) for conversion, constructive trust and conspiracy and places some of the blame for these alleged actions on Dr. Steven Henson.  On January 27, 2014, upon motion made by the Company and other third party defendants in their joint motions for severance of third party claims relief was granted by the district court of Dallas County, Texas and a new suit, styled Sun River, et al. v. the Company, et al. (including the other initial third party defendants) was created (the “Third Party Suit”); however, as of March 31, 2015, Sun River has yet to pay the requisite filing fees and the case has yet to be assigned a cause number.  As a result of such severance, the Company is no longer a party to the Derivative Suit.  The Derivative Suit case was set for trial on June 9, 2014, which was later postponed to January 20, 2015, subject, it is understood to a Motion for Continuance.  There is no current trial set in the Third Party Suit although the parties to the Third Party Suit have circulated an agreed Scheduling Order setting the Third Party Suit for trial in January 2015; no order setting such trial date has been submitted for the Court’s signature as of this date.  In addition, Sun River appealed the decision of temporary injunction in the Derivative Suit and on January 13, 2014, the Appeals Court reversed the temporary injunction in the Derivative Suit on the grounds that the Plaintiffs did not show imminent harm.  Plaintiffs in the Derivative Suit have filed a new request for temporary injunction to the Appeals Court seeking new relief. Dr. Steven Henson believes the claims in the Third Party Suit are completely without merit and the Company will defend their respective positions vigorously.

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

There is a letter dated December 17, 2012 from Dr. Steven Henson to Michael Farmer, who at the time was not a director or officer of Rangeford, with regard to our offering of up to $3,000,000 of our preferred stock in connection with our proposed acquisition of certain properties from Great Northern Energy, Inc.  In the letter, Dr. Henson, who at the time was the President and Chairman of the Board of Rangeford, purported to grant a right of rescission to certain investors in the event that we were unable to raise the full amount of funds necessary to acquire the subject properties from Great Northern Energy.  This right of rescission was never approved by our Board of Directors and it is our position that Dr. Henson acted without proper authority in providing the letter to Mr. Farmer, as the representative of certain investors.  At this point no claim has been made by any of the investors, who invested approximately $300,000 in Rangeford and we have no reason to assume that a claim will ultimately be made.

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

	High	Low
Fiscal 2014
June 30, 2013	$5.00	$4.50
September 30, 2013	$3.85	$3.80
December 31, 2013	$3.75	$3.75
March 31, 2014	$4.95	$4.95

Fiscal 2015
June 30, 2014	$5.22	$2.70
September 30, 2014	$3.30	$0.60
December 31, 2014	$2.49	$1.25
March 31, 2015	$2.24	$0.64

Fiscal 2016
June 30, 2015	$2.33	$1.75

The last sale price of our common stock as reported on the OTC Pink Market was $1.90 on July 21, 2015.  As of July 21, 2015, there were approximately 82 recorded owners of our common stock.

Dividend Policy

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors.  We have not declared or paid any dividends on our common shares and we do not plan on declaring any dividends in the near future.  We currently intend to use all available funds to finance the operation and expansion of its business.

Recent Sales of Unregistered Securities

Information regarding any equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended, is set forth below.  Each such transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated by the SEC. Unless stated otherwise: (i) the securities were offered and sold only to accredited investors; (ii) there was no general solicitation or general advertising related to the offerings; (iii) each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities, and that they were knowledgeable about our operations and financial condition; (iv) no underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions; and, (v) each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

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

On August 7, 2014, the Company issued PT Platinum Consulting, LLC 38,685 shares of common stock valued at $62,447 to settle outstanding invoices for professional services. The number of shares were determined based on the closing price of the stock on the date of the agreement.

On August 7, 2014, the Company issued 60,406 shares of common stock valued at $91,378 to pay cumulative preferred stock dividends on the outstanding Series A Convertible Preferred Stock. The number of shares issued was determined based on the closing price of the stock on the date of the declaration of the preferred dividends. Dividends are not accrued until declared.

For the year ended March 31, 2015, the 115,013 shares of common stock and 60,000 warrants were awarded to Fidare pursuant to its consulting arrangement. The common stock was valued at $240,000 and the warrants were valued at $193,540. The managing member of Fidare is the C.E. McMillan Family Trust. Harry McMillan is trustee of the C.E. McMillan Family Trust. (See also, Item 13 "Related Party Transactions").

For the year ended March 31, 2015, the 115,013 shares of common stock and 60,000 warrants were awarded to Mr. Richardson pursuant to his Officer agreement. The common stock was valued at $240,000 and the warrants were valued at $193,540.

As of March 31, 2015, 28,605 shares were issuable to each of Mr. Richardson and Fidare, and although such stock has not been physically issued as of the date of this Report, are deemed outstanding.

As a result of the above, in combination with our other issuances earlier this fiscal year, as of March 31, 2015, the Company has committed to issue a total of 57,210 restricted shares of common stock, but such shares have not been physically issued as of the date of this Report.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operation for 2015 and 2014 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Going Concern

We have incurred net losses of approximately $7,260,429 since inception through March 31, 2015. The report of our independent registered public accounting firm on our financial statements for the year ended March 31, 2015 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

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

GNE has returned the stock certificate for 7,400,000 shares, however, GNE did not submit an executed stock power which is required to cancel the GNE shares.  The 7,400,000 shares are considered issued and outstanding at December 31, 2013.  The deposit of $36,557 recorded on the balance sheet as of December 31, 2013, which is related to the issuance of the 7,400,000 shares of common stock, was charged to impairment of deposit on the income statement for the year ended March 31, 2015.

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

Black Gold Kansas Production, LLC Transactions

Kansas – George Prospect

On June 1, 2015, the Company executed a Purchase and Sale Agreement (the "George PSA") with Black Gold Kansas Production, LLC, a Texas limited liability company (“BGKP”).   Pursuant to the George PSA, the Company shall receive a 30% working interest and a 26.25 % net revenue interest in and to the George Prospect and the 4 drilled and completed wells and any by-products produced thereon, machinery, equipment and the books and records related to same which is located in Kansas.  Under the George PSA and the contemplated transaction, the Company will also acquire a 75% interest in and to approximately 3,000 acres of land within Bourbon and Allen Counties that contains approximately 42 proved undeveloped (PUD) locations for drilling. Pursuant to the PSA, the parties also entered into a Joint Exploration Agreement. On July 23, 2015, the parties also entered into an amendment and extension to the George PSA Until October 1, 2015. No payments have been made on this transaction and unless we receive additional financing, of which there can be no guarantee, we will not be able to close on this lease.

Wyoming – West Mule Creek

On August 6, 2014, the Company executed a Purchase and Sale Agreement (the "Wyoming PSA") with BGKP.   Pursuant to the Wyoming PSA, the Company shall receive an agreed upon percentage of the working and net revenue interest in and to the West Mule Creek oilfield, which is located in Wyoming.  Through this interest, the Company will receive a certain percentage of the West Mule Creek lease, acres of land within Niobrara County that contains 13 wells, certain rights to specific wells and land contained on the lease, as well as any by-products produced thereon, machinery, equipment and the books and records related to same.  Pursuant to the Wyoming PSA, the parties also entered into a Joint Exploration Agreement (“JEA”), with a 3 year term. On August 6, 2014, the parties also entered into an addendum to the Wyoming PSA that clarifies that the Wyoming PSA shall not be interdependent with or upon the JEA and no default under the JEA shall effect the Wyoming PSA or the validity of the related purchase and sale. On July 23, 2015, Both parties agreed to delay the acquisition of the West Mule Creek Oilfield until October 1, 2015.

Plan of Operation

We have $705,958 in current liabilities as of March 31, 2015. From the date of inception (December 4, 2007) to March 31, 2015, the Company has recorded a net loss of $ 7,260,429 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC. In order to survive as a going concern over the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

Since August 15, 2008, the Company has issued 20,105,293 shares of common stock. Proceeds from the sale of common stock and Series A convertible preferred stock have been utilized by the Company to fund its initial development including administrative costs associated with maintaining its status as a Reporting Company as defined by the Securities and Exchange Commission (“SEC”) under the Exchange Act of 1934 as amended. The Company plans to focus efforts on selling their common shares in order to continue to fund its initial development and fund the expenses associated with maintaining a reporting company status.

Results of Operations

For the Year Ended March 31, 2015 Compared to the Year Ended March 31, 2014

During the years ended March 31, 2015 and 2014, the Company did not recognize any revenues from its operating activities. In part, because such activities were focused on identifying opportunities and the listing of the Company’s common stock on the over the counter market for trading.

During the year ended March 31, 2015, the Company recognized a net loss of $2,630,356 compared to $2,148,818 for the year ended March 31, 2014. The increase of $481,538 was primarily a result of the Company’s issuance of options to a board member of $1,179,395, warrant expenses issued to a consultant and an officer of $387,080 and an impairment of the GNE deposit of $36,557. For the year ended March 31, 2014 there was no option expense or impairment of deposits and warrant expense was $999,537.

For the year ended March 31, 2015, net loss attributable to common shareholders of $2,794,534 as compared to $2,213,450 in 2014. The Company declared and issued common stock as preferred stock dividends of $91,378and recorded deemed dividends for the cumulative feature of the preferred stock of $72,800. The 2014 dividend was attributable to a deemed preferred stock dividend of $64,632 which was recognized in accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”) in connection with the issuance of the Company’s Series A Convertible Preferred Stock. The Company recognized an embedded beneficial conversion feature present in the Preferred Stock. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $64,632 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the Preferred Stock. The preferred stock discount of $64,632, attributed to the beneficial conversion feature, is recognized as a deemed preferred stock dividend.

Liquidity and Capital Resources

As of March 31, 2015, the Company had total current assets of $39, consisting solely of cash. As of March 31, 2015, the Company had total current liabilities of $705,958 which includes $346,662 in accounts payable, $336,677 in accounts payable- related party, $22,519 in accrued interest, and, $100 in related party advances. As of March 31, 2015, the Company had a working capital deficit of $705,919.

During the year ended March 31, 2015, the Company used cash of $230,667 in our operations compared to $331,038 during the year ended March 31, 2014. No cash was provided or used by investing activities during the year ended March 31, 2015 or 2014. During the year ended March 31, 2015, the Company received funds of $230,533 from our financing activities compared to $331,211 during the year ended March 31, 2014.

At various times during the year ended March 31, 2015, Cicerone Corporate Development, LLC (a related party) advanced funds to the Company for operating expenses.  During the year ended March 31, 2015, Cicerone advanced a total of $230,533 to the company. During the year ended March 31, 2014, Cicerone advanced a total of $331,211 to the Company. On January 29, 2015, the maturity of the Revolving Credit Note was extended to February 1, 2017 on the same terms and conditions and the note was reclassified to non-current.

Short Term

On a short-term basis, the Company has not generated any revenue or revenues sufficient to cover operations.  Based on prior history, the Company will continue to have insufficient revenue to satisfy current and recurring liabilities as the Company continues exploration activities.

Capital Resources

The Company will need to raise an additional $1,005,159 in funding to complete Phase I of the Kansas George Prospect, which includes acquisition, well testing and oil sales.  Phase II of the related agreement will require the Company to fund $7,500,000 for future exploration and development of the George prospect, including the drilling, testing, and completion of approximately 42 wells in Bourbon, or Allen County, Kansas.

Other than the targeted acquisitions, the Company has no material commitments for capital expenditures within the next year, however if operations are commenced, substantial capital will be needed to pay for participation, investigation, exploration, acquisition and working capital.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2015 and 2014.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2015 and 2014. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the years ended March 31, 2015 and 2014.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets and certain identifiable intangibles for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amounts of the assets to future net cash flows expected to be generated by the assets.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets based on estimated future cash flows. The Company recorded an impairment charge of $36,557 for a deposit in the year ended March 31, 2015. No impairment charges were recorded for the year ended March 31, 2014.

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

March 31, 2015 and 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Rangeford Resources, Inc.

Southlake, Texas

We have audited the accompanying balance sheets of Rangeford Resources, Inc. (the “Company”) as of March 31, 2015 and 2014 and the related statements of operations, shareholders’ deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2015 and 2014 and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

July 24, 2015

RANGEFORD RESOURCES, INC.

Balance Sheets

	March 31,
	2015	2014
ASSETS

Current assets
Cash	$39	$173
Debt Issuance Costs-net of amortization	-	101,271
Total current assets	39	101,444

Deposit (Note 3)	-	36,557

Total assets	$39	$138,001

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$346,662	$546,047
Accounts payable- related party	336,677	-
Accrued interest payable-related party	22,519	6,872
Related party advances and notes payable	100	368,226
Total current liabilities	705,958	921,145

Related party notes payable	598,759	-
Total liabilities	1,304,617	921,145

Stockholders' deficit
Series A convertible preferred stock, $.001 par value, stated value $5.00 per share, 3,000,0000 shares authorized; 182,000 and 162,000 shares issued and outstanding, respectively	182	182

Common stock to be issued	80,000	-
Common stock, $.001 par value; 75,000,000 shares authorized; 20,105,293 and 19,833,385 shares issued and outstanding, respectively	20,105	19,833
Additional paid in capital	5,855,564	3,826,914
Deficit accumulated during the development stage	(7,260,429)	(4,630,073)
Total stockholders' deficit	(1,304,578)	(783,144)

Total liabilities and stockholders' deficit	$39	$138,001

See accompanying notes to the audited financial statements.

RANGEFORD RESOURCES, INC.

Statements of Operations

	Year ended March 31,
	2015	2014

Operating expenses
Investor relations	$1,665	$2,797
Professional fees	212,051	218,487
Professional fees-related party	2,196,949	1,753,210
General and administrative	66,217	99,508
Impairment of deposit	36,557	-
Total operating expenses	2,513,439	2,074,002

Loss from operations	(2,531,439)	(2,074,002)

Other expense
Interest expense	116,917	74,816
Total other expense	116,917	74,816

Loss before income taxes	(2,630,356)	(2,148,818)

Provision for income tax	-	-

Net loss	(2,630,356)	$(2,148,818)

Preferred stock dividends	(91,378)	(64,632)
Deemed preferred stock dividend	(78,800)	-
Total preferred dividends	(164,178)	(64,632)

Net loss attributable to common shareholders	$(2,794,534)	$(2,213,450)

Basic and diluted loss per common share	$(0.14)	$(0.12)

Weighted average shares outstanding	19,980,846	18,983,839

See accompanying notes to the audited financial statements.

RANGEFORD RESOURCES, INC.

Statement of Changes in Stockholders' Equity (Deficit)

	Series A Convertible Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Total
Balance, March 31, 2013	162,000	162	18,127,912	18,128	-	2,094,910	(2,481,255)	(368,055)
Series A Convertible Preferred Stock	20,000	20	-	-		108,361	-	108,361
Common stock issued for preferred stock dividend	-	-	33,140	33		16,537	-	16,570
Preferred stock dividends paid	-	-	-	-		(16,570)	-	(16,570)
Common stock issued for services	-	-	113,178	113		461,360	-	461,473
Common stock issued with debt	-	-	1,500,000	1,500		162,838	-	164,338
Warrant expense	-	-	-	-		999,537	-	999,537
Common stock issued for net exercise of warrants	-	-	59,156	59		(59)	-	-
Beneficial Conversion feature on Preferred Stock	-	-	-	-		64,632	-	64,632
Deemed dividend due to amortization of Beneficial Conversion Feature on Preferred Stock	-	-	-	-		(64,632)	-	(64,632)

Net loss, year ended March 31, 2014	-	-	-	-	-	-	(2,148,818)	(2,148,818)
Balance, March 31, 2014	182,000	182	19,833,386	19,833	-	3,826,914	(4,630,073)	(783,144)

Common stock issued for preferred stock dividend			60,406	60	-	91,318		91,378
Series A Convertible Preferred Stock dividends paid	-	-	-	-	-	(91,378)	-	(91,378)
Options issued for services	-	-	-	-	-	1,179,395		1,179,395
Warrant expense	-	-	-	-	-	387,080	-	387,080
	-	-	-	-	-
Common stock issued for services	-	-	211,501	212	80,000	462,235	-	542,447
Net loss, year ended March 31, 2015	-	-	-	-	-	-	(2,630,356)	(2,630,356)
Balance, March 31, 2015	182,000	$182	20,105,293	$20,105	$80,000	$5,855,564	$(7,260,429)	$(1,304,578)

See accompanying notes to the audited financial statements.

RANGEFORD RESOURCES, INC.

Statements of Cash Flows

	Year ended March 31,
	2015		2014
Cash flows from operating activities
Net loss		$(2,630,356)	$(2,148,818)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services		542,447	461,473
Amortization of debt issuance costs		101,271	63,067
Warrant expense		387,080	999,537
Options Expense		1,179,395	-
Preferred stock issued for interest expense		-	8,381
Impairment of deposit		36,557	-
Changes in operating assets:
Prepaid expenses		-	24,375
Changes in operating liabilities:
Accounts payable		(199,385)	257,579
Accounts payable- related party		336,677	-
Accrued interest payable		15,647	3,368
Net cash used in operating activities		$(230,667)	$(331,038)

Cash flows from financing activities
Proceeds from related party payable		230,533	331,211
Net cash provided by financing activities		$230,533	$331,211
Net (decrease) increase in cash		(134)	173
Cash at beginning of period		173	-
Cash at end of period		$39	$173

Supplemental disclosure of non-cash investing and financing activities:
Issuance of Series A preferred stock to settle shareholder note payable		$-	$108,381
Issuance of 1,500,000 shares of common stock with debt	$		$164,338
Issuance of common stock for preferred stock dividend		$91,378	$16,570

Supplemental Cash Flow Information:
Cash paid for interest		$-	$-
Cash paid for income taxes		$-	$-

See accompanying notes to the audited financial statements.

RANGEFORD RESOURCES, INC.

Notes to Financial Statements

March 31, 2015 and 2014

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2015 and 2014.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or nonrecurring basis at March 31, 2015 and 2014.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets and certain identifiable intangibles for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amounts of the assets to future net cash flows expected to be generated by the assets.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets based on estimated future cash flows. The Company recorded an impairment charge of $36,557 for a deposit in the year ended March 31, 2015. No impairment charges were recorded for the year ended March 31, 2014.

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

Share Based Expenses

ASC 718 "Compensation - Stock Compensation" codified SFAS No.  123 prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights , may be classified as either equity or liabilitie0s.  The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists.  A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies.  If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and expenses. The ability of the Company to continue operating is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued a new Accounting Standards Update, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). ASU 2014-15 provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern within one year of the date the financial statements are issued, and, if such conditions exist, to provide related footnote disclosures. The guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this guidance when effective and is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

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

As of September 30, 2013, the Company had transferred a total of $700,000 and issued 7,400,000 shares of common stock to GNE towards the purchase of the oil and gas properties, but the agreement has not been consummated. The $700,000 payment was initially recorded as a long-term deposit on the balance sheet and, subsequently, has been charged to impairment of deposit on the income statement for the year ended March 31, 2014.

GNE has returned the stock certificate for 7,400,000 shares; however, GNE did not submit an executed stock power which is required to cancel the GNE shares.  The 7,400,000 shares are considered issued and outstanding at December 31, 2013.  The deposit of $36,557 recorded on the balance sheet as of December 31, 2013, which is related to the issuance of the 7,400,000 shares of common stock, was charged to impairment of deposit on the income statement for the year ended March 31, 2015.

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

Black Gold Kansas Production, LLC

Kansas – George Prospect

On June 1, 2015, the Company executed a Purchase and Sale Agreement (the "George PSA") with Black Gold Kansas Production, LLC, a Texas limited liability company (“BGKP”).   Pursuant to the George PSA, the Company shall receive a 30% working interest and a 26.25 % net revenue interest in and to the George Prospect and the 4 drilled and completed wells and any by-products produced thereon, machinery, equipment and the books and records related to same which is located in Kansas.  Under this George PSA and the contemplated transaction, the Company will also acquire a 75% interest in and to approximately 3,000 acres of land within Bourbon and Allen Counties that contains approximately 42 proved undeveloped (PUD) locations for drilling. Pursuant to the George PSA, the parties also entered into a Joint Exploration Agreement. On July 23, 2015, the parties also entered into an amendment and extension to the George PSA Until October 1, 2015.

The total consideration for the purchase, sale and conveyance of the Assets to the Company and the Company’s assumption of the undivided share of liabilities provided for in the George PSA, is the Company’s payment to BGKP of the sum of $767,000 (the “Purchase Price”), as adjusted in accordance with the provisions of the George PSA. Although required by the terms of the PSA, the Company has not yet placed $10,000 in an escrow account (the "George Earnest Money"), which upon closing, would be credited towards the Purchase Price; if however, the closing does not occur because the Company fails or refuses to do so when BGKP is otherwise ready to close and has satisfied all of its obligations under the George PSA, or the Company does not cure a material breach, then BGKP shall keep the George Earnest Money as liquidated damages in lieu of all other damages. As of the date of this Report, the Company has not yet paid the Purchase Price and will not be able to pay that, or the George Earnest Money payment, without receiving additional funding, of which there can be no guarantee.  Accordingly, the purchase may not occur.

The Company is entitled to conduct due diligence of the properties prior to closing and the George PSA includes curative provisions if certain defects or other issues arise during such due diligence, as well as the handling of any such disputes.

The closing of the transaction is currently expected to occur in August 2015, subject to the satisfaction or waiver of certain customary closing conditions, including receipt of all approvals necessary to carry out the activities contemplated under the George PSA and BGKP's delivery of all recordable releases and terminations covering all liens on the property arising under the related credit agreement.

The George PSA may be terminated (1) at any time prior to closing by mutual written consent of the Company and BGKP, (2) by either party if closing has not occurred by October 1, 2015, or such later date to which the Closing Date has been delayed, or if any government authority issued an order or ruling permanently restraining, enjoining or otherwise prohibiting the closing, (3) by the Company if there is a material breach of the representations and warranties made by BGKP with 15 days prior notice, and (4) by BGKP if there is a material breach of the representations and warranties made by the Company with 15 days prior notice.  Either party may also terminate the George PSA is the other party does not cure any failure to comply in any material respect with any of such other party's covenants or agreements.

Wyoming – West Mule Creek

On August 6, 2014, the Company executed a Purchase and Sale Agreement (the "Wyoming PSA") with BGKP.   Pursuant to the Wyoming PSA, the Company shall receive an agreed upon percentage of the working and net revenue interest in and to the West Mule Creek oilfield, which is located in Wyoming.  Through this interest, the Company will receive a certain percentage of the West Mule Creek lease, acres of land within Niobrara County that contains 13 wells, certain rights to specific wells and land contained on the lease, as well as any by-products produced thereon, machinery, equipment and the books and records related to same.  Pursuant to the PSA, the parties also entered into a Joint Exploration Agreement (JEA”), with a 3 year term. On August 6, 2014, the parties also entered into an addendum to the Wyoming PSA that clarifies that the Wyoming PSA shall not be interdependent with or upon the JEA and no default under the JEA shall effect the Wyoming PSA or the validity of the related purchase and sale.

The total consideration for the purchase, sale and conveyance of the Assets to the Company and the Company’s assumption of the undivided share of liabilities provided for in the Wyoming PSA, is the Company’s payment to BGKP of the sum of $2,352,000 (the “Purchase Price”), as adjusted in accordance with the provisions of the Wyoming PSA. Although required by the terms of the Wyoming PSA, the Company has not yet placed $15,000 in an escrow account (the "Wyoming Earnest Money"), which upon closing, would be credited towards the Purchase Price; if however, the closing does not occur because the Company fails or refuses to do so when BGKP is otherwise ready to close and has satisfied all of its obligations under the Wyoming PSA, or the Company does not cure a material breach, then BGKP shall keep the Wyoming Earnest Money as liquidated damages in lieu of all other damages. As of the date of this Report, the Company has not yet paid the Purchase Price and will not be able to pay that, or the Wyoming Earnest Money payment, without receiving additional funding, of which there can be no guarantee.  Accordingly, the purchase may not occur.

The Company is entitled to conduct due diligence of the properties prior to closing and the Wyoming PSA includes curative provisions if certain defects or other issues arise during such due diligence and how any disputes regarding same may be handled.

The closing of the transaction was expected to occur in March, 2015 subject to the satisfaction or waiver of certain customary closing conditions, including receipt of all approvals necessary to carry out the activities contemplated under the Wyoming PSA and BGKP's delivery of all recordable releases and terminations covering all liens on the property arising under the related credit agreement.  However, both parties have agreed to delay the acquisition of the West Mule Creek Oilfield until the acquisition of the George Prospect in Kansas is complete.

The Wyoming PSA may be terminated (1) at any time prior to closing by mutual written consent of the Company and BGKP, (2) by either party if closing has not occurred by October 1, 2015, or such later date to which the Closing Date has been delayed, or if any government authority issued an order or ruling permanently restraining, enjoining or otherwise prohibiting the closing, (3) by the Company if there is a material breach of the representations and warranties made by BGKP with 15 days prior notice, and (4) by BGKP if there is a material breach of the representations and warranties made by the Company with 15 days prior notice.  Either party may also terminate the PSA is the other party does not cure any failure to comply in any material respect with any of such other party's covenants or agreements. On July 23, 2015, both parties agreed to extend the Wyoming PSA until October 1, 2015.

Note 4 - Stockholders’ Equity

Series A Convertible Preferred Stock

In December 2012, the Board of directors authorized the offering for sale and issuance of up to a maximum of 3,000,000 Shares of our Series “A” Convertible Preferred Stock, $0.001 par value per share (the “Preferred Stock”). The Stated Value of the Preferred Stock is $5.00 per Share (the “Stated Value”). Each Share of Preferred Stock bears an eight percent (8%) cumulative dividend (the “Dividend”), due and payable quarterly as of July 31, October 31, January 31 and April 30.  The Company records cumulative dividends whether or not declared. During the year ended March 31, 2015, the Company recorded deemed dividends of $72,800 for undeclared dividends on the preferred stock. Each share may be converted by the holder thereof, at any time, into one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and one warrant exercisable at $6.50 per share into one share of the Company’s common stock (the “Warrant”).  The Company may force conversion to common stock and one warrant if the Company’s common stock trades over $7.00 for forty-five consecutive trading days. In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in the Preferred Stock. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $695,769 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the Preferred Stock. The preferred stock discount of $695,769, attributed to the beneficial conversion feature, is recognized as a deemed preferred stock dividend in the year ended March 31, 2013

In connection with the issuance of the preferred stock, the Company issued warrants granting the holder the right to acquire 162,000 shares of the Company’s common stock at $6.50 per share.  The warrants expire three years from the date of issuance.  In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF – 0027”), the Company will recognize the value attributable to the warrants in the amount of $378,269 to additional paid in capital and a discount against the preferred stock upon the conversion of the preferred stock into warrants.  The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 3 years, an average risk free interest rate of 0.38%, a dividend yield of 0%, and volatility of 175.00%.

On September 27, 2013 the Company issued 20,000 shares of its Series A convertible preferred stock pursuant to the receipt of a subscription agreement and request to convert same from Mr. Hadley. On September 27, 2013, the Company’s Board of Directors approved via unanimous written consent to convert the Hadley Note into 20,000 shares of the Company’s Series A Preferred Stock in connection with a Subscription Agreement and request for such conversion from Mr. Hadley. On the same day, 20,000 shares of Series A Preferred Stock were issued to Mr. Hadley. Pursuant to the conversion of the Hadley Note, the Company would not have any further liability to Mr. Hadley thereunder.   Mr. Hadley has informed the Company that he is not in complete agreement with the history and current status of the Hadley Note and the parties have been unable to reach a resolution. (See Note 6) No gain or loss will be recognized on settlement of the debt because the fair value of the preferred stock issued is equal to the carrying value of the debt of $108,361.

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

During the year ended March 31, 2014, the following amounts of our common shares were issued:

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

For the year ended March 31, 2014, we had issued Mr. Richardson 26,311 shares of common stock valued at $120,000 and 120,000 warrants, valued at $423,677, pursuant to his Officer Agreement.

During the year ended March 31, 2015, the following amounts of our common shares were issued or were issuable:

On August 7, 2014, the Company issued PT Platinum Consulting, LLC 38,685 shares of common stock valued at $62,447 to settle outstanding invoices for professional services. The number of shares were determined based on the closing price of the stock on the date of the agreement.

On August 7, 2014, the Company issued 60,406 shares of common stock valued at $91,378 to pay cumulative preferred stock dividends on the outstanding Series A Convertible Preferred Stock. The number of shares issued was determined based on the closing price of the stock on the date of the declaration of the preferred dividends. Dividends are not accrued until declared.

For the year ended March 31, 2015, the 115,013 shares of common stock and 60,000 warrants were awarded to Fidare pursuant to its consulting arrangement. The common stock award includes 28,605 of unissued shares. The common stock was valued at $240,000 and the warrants were valued at $193,540. (see note 7)

For the year ended March 31, 2015, the 115,013 shares of common stock and 60,000 warrants were awarded to Mr. Richardson pursuant to his Officer agreement. The common stock award includes 28,605 of unissued shares. The common stock was valued at $240,000 and the warrants were valued at $193,540.

As of March 31, 2015, 28,605 shares were issuable to each of Mr. Richardson and Fidare. The Company considers the issuance of shares perfunctory and includes issuable shares in the earnings per share calculation.

Net loss per common share

Net loss per share is computed using the basic and diluted weighted average number of common shares outstanding during the period.  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding unless common stock equivalent shares are anti-dilutive.  Dilutive potential common shares are additional common shares assumed to be exercised.  Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the years ended March 31, 2015 and 2014.

Options

On April 28, 2014, the Company granted 108,000 options to purchase the Company’s common stock with a three year term and an exercise price of $1 pursuant to the terms of the board of director’s agreement with Michael Farmer. The options were immediately vested and had a fair value of $427,901 as the grant date.

On April 28, 2014, the Company granted 200,000 options to purchase the Company’s common stock with a three year term and an exercise price of $3 pursuant to the terms of the board of director’s agreement with Michael Farmer. . The options were immediately vested and had a fair value of $751,494 as the grant date.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on volatilities from similar companies given our limited trading history.

The expected term of options granted is estimated at the contractual term as noted in the individual option agreements and represents the period of time that options granted are expected to be outstanding. The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury bill rate in effect at the time of grant for treasury bills with maturity dates at the estimated term of the options. A summary of option activity as of March31, 2015 and changes during the year then ended are presented below:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance: April 1, 2014	-	$-		$-

Granted	308,000	$2.299	2.3
Exercised	-			--
Expired	-	-		-

Balance: March 31, 2015	308,000	$2.299	2.3	$102,600

Options exercisable at March 31, 2015	308,000	$2.299	2.3	102,600

Option expense of $1,179,395 was recognized as professional fees- related parties during the year ended March 31, 2015. No option expense was recognized during the year ended March 31, 2014

Warrants

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

	March 31, 2015	March 31, 2014
Expected volatility	207%	243%
Expected dividends	0	0
Expected term (in years)	2	2
Risk-free rate	0.42%	0.35%

A summary of warrant activity for the years ended March 31, 2015 and March 31, 2014 are presented below:

	Number of Warrants	Weighted Average Exercise Price
Balance at March 31, 2013	140,000	$4.77
Granted	300,000	$4.33
Exercised	160,000	$3.12
Expired	-	-
Balance at March 31, 2014	280,000	$5.24
Granted	120,000	$4.40
Exercised	-	-
Expired	(100,000)	$6.15
Balance at March 31, 2015	300,000	$4.60
Warrants exercisable at March 31, 2015	300,000	$4.60

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended March 31, 2015 and 2014, applicable under ACS 740. As a result of the adoption of ACS 740, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.

Changes in the net deferred tax assets consist of the following:

	March 31, 2015	March 31, 2014
Net operating loss carryforward	$(2,453,320)	$(1,931,927)
Valuation allowance	2,453,320	1,931,927
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

	March 31, 2015	March 31, 2014
Net operating loss carryforward	$(858,662)	$(676,174)
Valuation allowance	858,662	676,174
Net deferred tax asset	$-	$-

The Company did not pay any income taxes during the years ended March 31, 2015 or 2014.

The net federal operating loss carry forward will expire in 2034.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 6 – Related Party Notes Payable and Advances

On November 1, 2012, the Company entered into a note agreement with a shareholder/director of the Company, pursuant to which the Company borrowed $100,000 from the shareholder which was payable in 60 days with interest at 6% per annum (the “Hadley Note”).  Proceeds from the Hadley Note were paid directly to GNE as a deposit to purchase certain oil and gas assets (see Note 3).  The Hadley Note was payable in 60 days with interest at 6% per annum.  In accordance with the terms of the note, the Company agreed to issue 250,000 shares of unregistered common stock to the shareholder.  The shares of unregistered common stock had a relative fair value of approximately $71,631 as of November 1, 2012, which was recorded as additional interest expense over the 60 day term of the note.  As of March 31, 2015, all 250,000 shares were issued to Hadley. Upon the Company’s receipt of a Subscription Agreement and request to convert same from Mr. Hadley, on September 27, 2013, the Company’s Board of Directors approved via unanimous written consent to convert the Hadley Note into 20,000 shares of the Company’s Series A Preferred Stock in connection with a Subscription Agreement and request for such conversion from Mr. Hadley; on the same day, 20,000 shares of Series A Preferred Stock were issued to Mr. Hadley. Pursuant to the conversion of the Hadley Note, the Company would not have any further liability to Mr. Hadley thereunder.   Mr. Hadley has informed the Company that he is not in complete agreement with the history and current status of the Hadley Note. Thus far, the Company and Mr. Hadley have not reached a resolution.  No gain or loss was recognized on settlement of the debt because the fair value of the preferred stock issued is equal to the carrying value of the debt. For the year ended March 31, 2014, the Company recognized and measured an aggregate of $64,632 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the Preferred Stock. The preferred stock discount of $64,632, attributed to the beneficial conversion feature, is recognized as a deemed preferred stock dividend, additionally the Company will recognize the value attributable to the warrants in the amount of $89,837 to additional paid in capital and a discount against the preferred stock upon the conversion of the preferred stock into warrants

On November 28, 2012, the CE McMillan Family Trust (the "CE Trust") advanced the Company $100 to facilitate the opening of a new bank account in Irving, Texas. The trustee of the C.E. McMillan Family Trust is also the managing member of Fidare Consulting Group, LLC ("Fidare") and Cicerone Corporate Development, LLC ("Cicerone").  The advance had not been repaid as of March 31, 2015.  (See Note 7)

On September 4, 2013, we received a $750,000 Revolving Credit Note (the "Cicerone Revolving Note") from Cicerone.  The Cicerone Revolving Note matures on February 1, 2015 and bears interest at the rate of LIBOR plus 2.75% per annum, which is payable semi-annually on June 30 and December 31 of each year. We may request advances on the Cicerone Revolving Note in increments of $10,000 at any time prior to the maturity date.  If we do not pay the outstanding amount on the maturity date, then the interest rate shall increase to the lesser of 12% or the maximum rate of interest permitted by law. As an inducement to entering into the Cicerone Revolving Note, we issued Cicerone 1,500,000 shares of our common stock (the "Inducement Shares").  The Inducement Shares were recorded at the fair value as of the date of issuance as debt issuance costs of $164,338 and are amortized over the term of the loan. During the years ended March 31, 2015 and 2104, the Company recorded $101,271 and $63,067, respectively, in debt issuance costs amortization which is recorded as interest expense. The Cicerone Revolving Note contains standard events of default, including nonpayment of the Note or any other liability exceeding $50,000, as well as a change in control or entry into bankruptcy, upon which Cicerone may enforce its rights under the Revolving Note.  At the time of entering into the Cicerone Revolving Note, Cicerone had already loaned us approximately $65,100, which amount is included as amount advanced under the Cicerone Revolving Note that must be paid back. On January 29, 2015, the maturity of the Revolving Credit Note was extended to February 1, 2017 on the same terms and conditions and was reclassified to non-current liabilities. As of March 31, 2015, the balance due was $598,659. As of July 17, 2015, we received a total of approximately $600,025, including the $65,100, in advances under the Cicerone Revolving Note, net of repayments.

At various times during the years ended March 31, 2015 and 2014, Cicerone Corporate Development, LLC (a related party) advanced funds to the Company for operating expenses.  During the year ended March 31, 2015, Cicerone advanced a total of $230,533 to the company. During the year ended March 31, 2014, Cicerone advanced a total of $331,211 to the Company.  (See Note 7)

Note 7 -Related Party Transactions

Professional Services

On June 26, 2013, the Company entered into a Consulting Agreement with Fidare Consulting Group, LLC (Fidare) to provide consulting services relating to corporate governance, accounting procedures and control and strategic planning In accordance with the terms of the Consulting Agreement, Fidare receives monthly compensation of shares of common stock valued at $20,000 based on the price at the close on the last trading day of each month and 20,000 warrants to purchase common stock, with each warrant having an exercise price equal to the closing sale price of the Common Stock on the date of issue and providing for a cashless or net issue exercise. The managing member of Fidare is the C.E. McMillan Family Trust. Harry McMillan is trustee of the C.E. McMillan Family Trust. Harry McMillan is trustee of the C.E. McMillan Family Trust.

For the year ended March 31, 2014, 44,919 shares of common stock and 600,000 warrants were issued to Fidare and the Company recognized $755,860 related to these agreements.

On July 1, 2014, the Consulting Agreement with Fidare was amended so Fidare will receive only monthly compensation shares of common stock valued at $20,000 based on the price at the close on the last trading day of each month.

For the year ended March 31, 2015, the Company recognized $463,540 in Professional fees- related party expenses that were paid or are payable in shares of stock and warrants. The stock and warrant awards were valued at the estimated fair value of the awards on the date of grant. As of March 31, 2015, the Company is obligated to issue Fidare 28,605 shares of the Company’s common stock under these agreements.

In December 2012, the Company entered into a Master Services Agreement with IntreOrg Systems, Inc. (“IntreOrg”) to provide data aggregation and surveillance of share ownership, purchases, sales and custody by individuals, institutions, broker-dealers, clearing agents, and custodians for a period of one year commencing on December 31, 2012.  The annual subscription service is $30,000 plus a one-time set-up fee of $2,500.  The agreement renews automatically and remains “evergreen” for succeeding one year terms, unless terminated according to the termination provisions contained in the agreement.  The principle owner and CEO/President/Director of IntreOrg was the former President and a major stockholder of the Company as of March 31, 2014.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

●

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of March 31, 2015 due to the existence of the material weaknesses as of March 31, 2015, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in the following areas:

●

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

●

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

●

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

Remediation Plan for Material Weaknesses

The material weaknesses described above in "Management's Report on Internal Control Over Financial Reporting" comprise control deficiencies that we discovered during the financial close process for the March 31, 2015 fiscal period.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table and text set forth the names and ages of all directors and executive officers as of July 21, 2015.

Name	Age	Position
Colin Richardson	57	President
Michael Farmer	54	Chairman

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

Due to our lack of operations and size, we do not have an Audit Committee. Furthermore, since we are not currently listed on a national securities exchange, we are not subject to any listing requirements mandating the establishment of any particular committees.  For these same reasons, we did not have any other separate committees during fiscal 2015; all functions of a nominating committee, audit committee and compensation committee were performed by our whole board of directors.  Our board of directors intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges as necessary. Therefore, we intend that a majority of our directors will eventually be independent directors and at least one director will qualify as an “audit committee financial expert.”

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

To our knowledge, based solely on a review of such materials as are required by the SEC, none of our officers, directors or beneficial holders of more than 10% of our issued and outstanding shares of common stock failed to timely file with the SEC any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act, during the fiscal year ended March 31, 2015.

Code of Business Conduct, Code of Ethics and Code of Ethics for Financial Professionals

The Company has not adopted a Code of Ethics which applies to our directors, officers, employees and representatives due to the fact that we are in the developmental stage of our operations and have a limited number of employees. We intend to adopt a code of ethics during this fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

The following discussion summarizes all compensation awarded to, earned by, or paid to our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in the following table but for the fact that the individual was not serving as an executive officer of our company at March 31, 2015 for all services rendered in all capacities to us for the last two fiscal years ended March 31, 2015 and 2014.

The following table sets forth the compensation paid to our executive officers for services rendered during the preceding two fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation Earnings ($)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Colin Richardson, CEO (1)	2015	120,000		240,000		193,540			553,540
Colin Richardson, CEO (1)	2014	120,000		120,000		423,677			663,677

(1)	Mr. Richardson was appointed as President and Chief Executive Officer of the Company on October 5, 2013.

Employment Agreements

In connection with his appointment as President, we entered into a Corporate Officer Consulting Engagement Agreement with Mr. Richardson in October 2013 (the “Officer Agreement”). Pursuant to the Officer Agreement, Mr. Richardson agreed to serve as our President for successive 12 month terms until terminated by either party, which could be done via 30 days written notice. Pursuant to the Officer Agreement, Mr. Richardson shall receive monthly compensation in the amount of $10,000 in accordance with the Company’s regular payment schedule, that number of shares of the Company’s common stock valued at $20,000 based on its price at the close on the last trading day of each month and two year warrants to purchase up to 20,000 shares of the Company’s common stock at an exercise price per share equal to the closing sale price of the common stock on the date of the issuance. The foregoing shares and warrants shall be issued as of the last business day of each month. As of March 31, 2015, we have issued or committed to issue to Mr. Richardson 160,669 shares of common stock and 180,000 warrants pursuant to his Officer Agreement. Mr. Richardson’s Officer Agreement was renewed and amended on July 1, 2014, pursuant to which Mr. Richardson shall receive monthly compensation in the amount of $10,000 in accordance with the Company’s regular payment schedule and that number of shares of the Company’s common stock valued at $20,000 based on its price at the close on the last trading day of each month. The shares shall be issued as of the last business day of each month.

On May 27, 2015, the Board of Directors notified Mr. Colin Richardson that we were not going to renew his Officer Agreement.  The Officer Agreement was to automatically renew for successive 12 months terms, unless previously terminated; the most recent 12 month term expired on June 30, 2015.  On July 10, 2015, our Board of Directors and Mr. Richardson agreed to extend the term of the Officer Agreement for an additional twelve month period, effective as of July 1, 2015. The Board and Mr. Richardson discussed all open issues and agreed that there are no disputes between them. They also discussed and agreed that Mr. Richardson is owed past due compensation in connection with the prior term of the Officer Agreement. Mr. Richardson also agreed that no past or future earned compensation shall be paid until we receive sufficient outside funding. We will accrue earned compensation and payments will be made once funding is in place and we are operational.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards at March 31, 2015 and March 31, 2014.

Director Compensation

Pursuant to our Amended and Restated Bylaws, Directors may be paid their expenses of attendance at each meeting of the Board of Directors and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as director.

The following table sets forth certain information concerning compensation paid to our directors for services as directors during the fiscal year ended March 31, 2015:

Name	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation	Total
	($)	($)	($)	($)	($)	($)	($)
Michael Farmer	24,000		1,179,395				1,203,395

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of July 21, 2015 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of July 21, 2015, we had 21,105,293 shares of Common Stock issued and outstanding and 182,000 shares of Series A Preferred Stock outstanding that are convertible on a one for one basis.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of July 21, 2015.  For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of July 21, 2015 is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class (2)

Common Stock	Colin Richardson	1,311,133 (3)(4)	6.55%
	President	Direct

Common Stock	Michael Farmer	1,288,101 (5)	6.31%
	Chairman	Indirect

	All officers and directors as a group (2 in number)	2,599,234	12.76%

Common Stock	Great Northern Energy, Inc.	7,400,000 (6)	36.81%
		Direct

Common Stock	Austin Powers, LLC	1,642,135 (7)	8.17%
		Direct

(1) Unless otherwise noted, the address for each beneficial owner is 556 Silicon Drive, Suite 103, Southlake, TX

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

(4) This amount includes: (i) 990,001 shares received pursuant to the RF Distribution; (ii) 141,132 shares of common stock issued pursuant to his Corporate Officer Engagement Consulting Agreement; and (iii) 180,000 shares of common stock issuable upon exercise of the Warrants he received pursuant to his Corporate Officer Engagement Consulting Agreement.  In addition to the shares listed in the table, Mr. Richardson's Corporate Officer Engagement Consulting Agreement entitles him to receive, each month during the term of the agreement, common stock valued at $20,000 based on its price at the close on the last trading day of each month and 20,000 warrants to purchase Common Stock.

(5) Michael Farmer, our sole director, is the managing member of JBK Management and as such has voting and investment control over the 980,101 common shares held by JBK Management. Includes 308,000 shares that could be acquired upon the exercise of options held by Mr. Farmer.

(6) These are the shares we issued to GNE pursuant to the purchase and sale agreement, as amended and further modified we entered into with GNE (See "Company Overview" above).

(7) This amount includes shares of Series A Convertible Stock that are convertible into 80,000 shares of common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of March 31, 2015.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Other than the relationships and transactions discussed below, we are not a party to, nor are we proposed to be a party, to any transaction since the beginning of the fiscal year ending March 31, 2015 involving an amount that exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which a related person, as such term is defined by Item 404 of Regulation S-K, had or will have a direct or indirect material interest.

Currently, our corporate secretary, who also owns approximately 1.5% of our common stock, provides us with various office services for which she does not receive any compensation.

On July 5, 2012, we, Orphan Holdings of Texas, Inc. (“Orphan Holdings”), its majority shareholder, and RF Colorado Ventures, LLC ("RF Colorado") executed a Share Purchase Agreement (the "Agreement") pursuant to which RF Colorado purchased 9,900,000 shares of the Company’s common stock held by Orphan Holdings for a total purchase price of $300,000, to be paid by RF Colorado. Our prior CEO, Dr. Steven R. Henson is the managing member of RF Colorado.  Upon Closing of the purchase, RF Colorado became our majority and controlling shareholder ("Change in Control Transaction").  The Agreement also provided that our prior sole officer & director, Mr. Frederick Zeigler would resign and that nominees of RF Colorado - Dr. Henson and Mr.  Hadley was to be appointed to our Board of Directors and as the Company’s management. Further, at the time of the Closing, Dr. Henson and Mr. Farmer each owned a 10.7% and 9.9% ownership interest, respectively, in RF Colorado.  Since executing the Agreement, RF Colorado has distributed its shares of the Company’s common stock to its members. Following the distribution, Dr. Henson and Mr. Farmer received their respective number of shares of our common stock originally owned by RF Colorado. As such, RF Colorado is no longer a majority shareholder of the Company.

On November 1, 2012, the Company entered into a note agreement with a shareholder/director of the Company, pursuant to which the Company borrowed $100,000 from the shareholder which was payable in 60 days with interest at 6% per annum (the “Hadley Note”).  Proceeds from the Hadley Note were paid directly to GNE as a deposit to purchase certain oil and gas assets (see Note 3).  The Hadley Note was payable in 60 days with interest at 6% per annum.  In accordance with the terms of the note, the Company agreed to issue 250,000 shares of unregistered common stock to the shareholder.  The shares of unregistered common stock had a relative fair value of approximately $71,631 as of November 1, 2012, which was recorded as additional interest expense over the 60 day term of the note.  As of March 31, 2015, all 250,000 shares were issued to Hadley. Upon the Company’s receipt of a Subscription Agreement and request to convert same from Mr. Hadley, on September 27, 2013, the Company’s Board of Directors approved via unanimous written consent to convert the Hadley Note into 20,000 shares of the Company’s Series A Preferred Stock; on the same day, 20,000 shares of Series A Preferred Stock were issued to Mr. Hadley. Pursuant to the conversion of the Hadley Note, the Company would not have any further liability to Mr. Hadley thereunder.   Mr. Hadley has informed the Company that he is not in complete agreement with the history and current status of the Hadley Note and therefore the parties are currently discussing a resolution. No gain or loss will be recognized on settlement of the debt because the fair value of the preferred stock issued is equal to the carrying value of the debt.

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

The Consulting Agreement with Fidare was terminated on February 28, 2013 with an effective date of April 4, 2013.

On June 26, 2013, the Company entered into a new Consulting Agreement with Fidare to provide consulting services relating to corporate governance, accounting procedures and control and strategic planning In accordance with the terms of the Consulting Agreement, Fidare receives monthly compensation of shares of common stock valued at $20,000 based on the price at the close on the last trading day of each month and 20,000 warrants to purchase common stock, with each warrant having an exercise price equal to the closing sale price of the Common Stock on the date of issue and providing for a cashless or net issue exercise. As of March 31, 2015, 144,919 shares of common stock and 340,000 warrants had been issued to Fidare. Fidare and the Company entered into an amended agreement on July 1, 2014, pursuant to which Fidare agreed not to receive any additional warrants as compensation for the services they provide to the Company under the agreement, as amended. As of July 17, 2014, 158,765 shares of common stock and 340,000 warrants have been issued to Fidare, pursuant to the terms of the contract. The managing member of Fidare is the C.E. McMillan Family Trust. Harry McMillan is trustee of the C.E. McMillan Family Trust.

On November 28, 2012, the CE McMillan Family Trust (the "CE Trust") advanced the Company $100 to facilitate the opening of a new bank account in Irving, Texas. The CE Trust is also the managing member of Fidare and Cicerone Corporate Development, LLC ("Cicerone").  The advance had not been repaid as of March 31, 2015.

On September 4, 2013, we received a $750,000 Revolving Credit Note (the "Cicerone Revolving Note") from Cicerone.  The Cicerone Revolving Note matures on February 1, 2015 and bears interest at the rate of LIBOR plus 2.75% per annum, which is payable semi-annually on June 30 and December 31 of each year. We may request advances on the Cicerone Revolving Note in increments of $10,000 at any time prior to the maturity date.  If we do not pay the outstanding amount on the maturity date, then the interest rate shall increase to the lesser of 12% or the maximum rate of interest permitted by law. As an inducement to entering into the Cicerone Revolving Note, we issued Cicerone 1,500,000 shares of our common stock (the "Inducement Shares").  The Cicerone Revolving Note contains standard events of default, including nonpayment of the Note or any other liability exceeding $50,000, as well as a change in control or entry into bankruptcy, upon which Cicerone may enforce its rights under the Revolving Note.  On January 29, 2015, the maturity of the Revolving Credit Note was extended to February 1, 2017 on the same terms and conditions. At the time of entering into the Cicerone Revolving Note, Cicerone had already loaned us approximately $65,100, which amount is included as amount advanced under the Cicerone Revolving Note that must be paid back. As of March 31, 2015, the balance due was $598,759. As of July 17, 2015, we received a total of approximately $600,025, including the $65,100, in advances under the Cicerone Revolving Note, net of repayments.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services for 2014 and 2013.

	2015	2014
Audit Fees	$15,000	$15,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$15,000	$15,000

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to 2015 were pre-approved by the entire Board of Directors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No	Description
3.1	Articles of Incorporation (Iincorporated by reference to Exhibit 3.1 of Rangeford Resources, Inc.’s Registration Statement on Form S-1 filed on July 3, 2008)
3.2	Articles of Amendment to our Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8K filed on April 9, 2013)
3.3	Amended and Restated By-Laws (Incorporated by Reference to Exhibit B of the Information Statement on Schedule 14C filed on March 14, 2013)
10.1	Orphan Holdings of Texas, Inc. Share Purchase Agreement, dated July 5, 2012 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 10, 2012)
10.2	Frederick Ziegler Consulting Agreement, dated August 1, 2012 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 31, 2012)
10.3	John Miller Consulting Agreement, dated September 1, 2012 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 31, 2012)
10.4	E. Robert Gates, Consulting Agreement, dated September 1, 2012 (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 31, 2012)
10.5	Kevin A. Carreno Board of Directors Agreement, dated August 9, 2012 Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on August 31, 2012)
10.6	Purchase Sale Agreement (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 21, 2012)
10.7	Premise Use Agreement (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 21, 2012)
10.8	Placement Agent/Investment Banking Retainer Agreement, dated November 13, ( Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 21, 2012)
10.9	Fidare Consulting Group, LLC Consulting Agreement, dated September 25, 2012 (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on November 21, 2012)
10.10	Gregory Hadley, Board of Directors Agreement, dated November 15, 2012 (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on December 10, 2012)
10.11	Fidare Consulting Group, LLC. First Amended Consulting Agreement, dated December 1, 2012 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 10, 2012)
10.12	Steven R. Henson Corporate Officer/Consulting Engagement Agreement, dated December 3, 2012 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 10, 2012)
10.13	Steven R. Henson Board of Directors Agreement, dated December 4, 2012, (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on December 10, 2012)
10.14	Corporate Officer Consulting Engagement Agreement with Mr. Colin Richardson (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 21, 2014)
10.15	First Amended Corporate Officer Consulting Engagement Agreement with Mr. Colin Richardson (Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed on July 15, 2014)
10.16	Form of Revolving Credit Note dated September 4, 2013 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 21, 2014)

10.17	Letter Agreement with Pt Platinum Consulting, LLC (Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on May 5, 2014)
10.18	Albury Note (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed on May 5, 2014)
10.19	Hadley Note (Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed on May 5, 2014)
10.20	Board of Directors Agreement with Michael Farmer dated as of January 28, 2013 (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed on May 5, 2014)
10.21

Purchase and Sale Agreement between the Company and Black Gold Kansas Productions, LLC (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed on September 19, 2014)

10.22

Fidare Consulting Group, LLC. First Amended Consulting Agreement, dated July 1, 2014 (Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K/A for the year ended March 31, 2014 filed on July 18, 2014)

10.23	Second Amendment, Extension and Ratification of Purchase and Sale Agreement between the Company and Black Gold Kansas Production, LLC for the George Project (Filed herewith)
10.24	Letter of Addendum and Extension to August 6, 2014 Purchase, Sale and Join Exploration Agreement By and Between Rangeford Resources, Inc. and Black Gold Kansas Production, LLC (Filed herewith)
16.1	Letter of Change of Accountants, LBB & Associates, Ltd., dated January 4, 2012 (Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed on January 9, 2013)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (Filed herewith)
31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial and accounting officer (Filed herewith)
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer (Filed herewith)
101	XBRL (Filed herewith)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rangeford Resources, Inc.
July 24, 2015	By: /s/ Colin Richardson
Colin Richardson CEO, President & Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date
/s/ Colin Richardson	CEO, President & Principal	July 24, 2015
Colin Richardson	Financial Officer

/s/ Michael Farmer
Michael Farmer	Director	July 24, 2015