Form 10-Q
period 2015-06-30
Rangeford Resources, Inc.
filed 2015-09-04
CIK 1438035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

[  ] Yes [X] No

As of September 1, 2015, there were 20,105,193 shares of the registrant’s common stock issued and outstanding.

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	20
Item 1A	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosure
Item 5.	Other Information
Item 6.	Exhibits	22

	SIGNATURES	23

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

RANGEFORD RESOURCES, INC.

Unaudited Balance Sheets

	June 30,	March 31,
	2015	2015
ASSETS
Current assets
Cash	$18	$39
Total current assets	18	39

Total assets	$18	$39

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$448,993	$346,662
Accounts Payable- related party	380,778	336,677
Accrued interest payable- related party	27,176	22,519
Related party advances and notes payable	100	100
Total current liabilities	857,047	705,958
Related party note payable	616,155	598,659
Total liabilities	1,473,202	1,304,617

Stockholders' deficit
Series A convertible preferred stock, $.001 par value, stated value $5.00 per share, 3,000,0000 shares authorized; 182,000 shares issued and outstanding	182	182
Common stock to be issued	140,000	80,000
Common stock, $.001 par value; 75,000,000 shares authorized; 20,105,293 shares issued and outstanding	20,105	20,105
Additional paid in capital	5,855,564	5,855,564
Retained deficit	(7,489,035)	(7,260,429)
Total stockholders' deficit	(1,473,184)	(1,304,578)

Total liabilities and stockholders' deficit	$18	$39

See accompanying notes to unaudited financial statements

 RANGEFORD RESOURCES, INC.

Unaudited Statements of Operations

	Three months ended
	June 30,
	2015	2014

Operating expenses
Investor relations	$8,039	$-
Professional fees	100,550	91,258
Professional fees-related party	96,000	1,688,616
General and administrative	19,359	24,176
Total operating expenses	223,948	1,804,050

Loss from operations	(223,948)	(1,804,050)

Other expense
Interest expense-related party	4,658	30,233
Total other expense	4,658	30,233

Loss before income taxes	(228,606)	(1,834,283)

Provision for income tax	-	-

Net loss	$(228,606)	$(1,834,283)

Deemed preferred stock dividends	18,200	18,200

Net loss attributable to common shareholders	$(246,806)	$(1,852,483)

Basic and diluted loss per common share	$(0.01)	$(0.09)

Weighted average shares outstanding	20,172,137	19,844,763

See accompanying notes to unaudited financial statements

RANGEFORD RESOURCES, INC.

Unaudited Statements of Cash Flows

	Three months ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(228,606)	$(1,834,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	60,000	120,000
Amortization of debt discount	-	26,938
Warrant expense	-	387,080
Option expense	-	1,179,395
Changes in operating assets and liabilities
Accounts payable	102,331	26,953
Accounts payable- related party	44,101	-
Accrued interest payable	4,657	3,296
Net cash used in operating activities	(17,517)	(90,621)

Cash flows from financing activities
Proceeds from related advances and notes payable	17,496	91,576
Net cash provided by financing activities	17,496	91,576

Net (decrease) increase in cash	(21)	955
Cash at beginning of period	39	173
Cash at end of period	$18	$1,128

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited financial statements

Rangeford Resources, Inc.

Notes to Unaudited Financial Statements

June 30, 2015

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the US (US GAAP) for interim financial information, with the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements.  The accompanying financial statements at June 30, 2015 and March 31, 2015 and for the three months ended June 30, 2015 and 2014 contain all normally recurring adjustments considered necessary for a fair presentation of our financial position, results of operations, cash flows and shareholders’ equity for such periods.  Operating results for the three months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending March 31, 2016. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report for the year ended March 31, 2015.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2015 and March 31, 2015.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or nonrecurring basis at June 30, 2015 or March 31, 2015.

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

Earnings Per Share Information

FASB ASC 260, “Earnings Per Share” provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  For purposes of the earnings per share calculation, we consider shares to be issued as issued shares as of the date the shares are earned. Weighted average shares outstanding for the three months ended June 30, 2015 and 2014 includes 85,623 and 17,692 of shares to be issued. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Basic and diluted loss per share were the same, at the reporting dates, as there were no common stock equivalents outstanding.

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

Reclassifications and revision of prior period amounts

Certain amounts in the June 30, 2014 financial statements have been reclassified to conform to the June 30, 2015 presentation. The Company has revised prior period statement of operations to include deemed preferred stock dividends of $18,200.

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

NOTE 4 – AGREEMENT TO PURCHASE OIL AND GAS PROPERTIES

Great Northern Energy, Inc.

On November 15, 2012, the Company entered into a Purchase and Sale Agreement (the “GNE Agreement”) with Great Northern Energy, Inc. (“GNE”), which was later modified through an addendum dated January 25, 2013, to acquire a substantial non-operating working interest in oil assets in East Texas in consideration for a purchase price that includes (a) a cash payment of $3,900,000 in the form of (i) a deposit of $100,000; (ii) a promissory note in the amount of $1,100,000; and (iii) a promissory note in the amount of $2,700,000 and (b) 7,400,000 shares of its restricted common stock.

As of September 30, 2013, the Company had transferred a total of $700,000 and issued 7,400,000 shares of common stock to GNE towards the purchase of the oil and gas properties, but the GNE Agreement has not been consummated. The $700,000 payment was initially recorded as a long-term deposit on the balance sheet and, subsequently, has been charged to impairment of deposit on the income statement for the year ended March 31, 2014.

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

On May 20, 2014, we sent a letter to GNE informing them of this determination and seeking to mutually terminate the Agreement. Given the amount of time that has passed since we first entered into negotiations with GNE and the lack of any tangible results as contemplated in the GNE Agreement, in addition to GNE'S failure to uphold certain of its obligations under the GNE Agreement, we determined it would be in our best interest to terminate the GNE Agreement. In that letter, we requested that GNE comply with the termination provisions of the GNE Agreement and provide the stock power necessary to cancel the shares and return the $700,000 advanced to them under the terms of the GNE Agreement. Accordingly, once GNE returns the $700,000 and submits the outstanding stock power, we shall immediately consent to and permit the mutual termination of the GNE Agreement.

Black Gold Kansas Production, LLC

Kansas – George Prospect

On June 1, 2015, the Company executed a Purchase and Sale Agreement (the "George PSA") with Black Gold Kansas Production, LLC, a Texas limited liability company (“BGKP”). Pursuant to the George PSA, the Company shall receive a 30% working interest and a 26.25 % net revenue interest in and to the George Prospect and the 4 drilled and completed wells and any by-products produced thereon, machinery, equipment and the books and records related to same which is located in Kansas. Under this George PSA and the contemplated transaction, the Company will also acquire a 75% interest in and to approximately 3,000 acres of land within Bourbon and Allen Counties that contains approximately 42 proved undeveloped (PUD) locations for drilling. Pursuant to the George PSA, the parties also entered into a Joint Exploration Agreement. On July 23, 2015, the parties also entered into an amendment and extension to the George PSA until October 1, 2015. On August 17, 2015, the George PSA was further amended to provide for payment of the purchase price in monthly installments as follows:

●	$150,00 due at closing;
●	$100,000 due 31 days after closing;
●	$100,000 due 61 days after closing; and
●	$417,000 due 91 days after closing.

The total consideration for the purchase, sale and conveyance of the Assets to the Company and the Company’s assumption of the undivided share of liabilities provided for in the George PSA, is the Company’s payment to BGKP of the sum of $767,000 (the “George Purchase Price”), as adjusted in accordance with the provisions of the George PSA. Although required by the terms of the George PSA, the Company has not yet placed $10,000 in an escrow account (the "George Earnest Money"), which upon closing, would be credited towards the George Purchase Price; if however, the closing does not occur because the Company fails or refuses to do so when BGKP is otherwise ready to close and has satisfied all of its obligations under the George PSA, or the Company does not cure a material breach, then BGKP shall keep the George Earnest Money as liquidated damages in lieu of all other damages. As of the date of this Report, the Company has not yet paid the George Purchase Price and will not be able to pay that, or the George Earnest Money payment, without receiving additional funding, of which there can be no guarantee. Accordingly, the purchase may not occur.

The Company is entitled to conduct due diligence of the properties prior to closing and the George PSA includes curative provisions if certain defects or other issues arise during such due diligence, as well as the handling of any such disputes.

The George PSA may be terminated (1) at any time prior to closing by mutual written consent of the Company and BGKP, (2) by either party if closing has not occurred by October 1, 2015, or such later date to which the Closing Date has been delayed, or if any government authority issued an order or ruling permanently restraining, enjoining or otherwise prohibiting the closing, (3) by the Company if there is a material breach of the representations and warranties made by BGKP with 15 days prior notice, and (4) by BGKP if there is a material breach of the representations and warranties made by the Company with 15 days prior notice. Either party may also terminate the George PSA if the other party does not cure any failure to comply in any material respect with any of such other party's covenants or agreements.

Wyoming – West Mule Creek

On August 6, 2014, the Company executed a Purchase and Sale Agreement (the "Wyoming PSA") with BGKP. Pursuant to the Wyoming PSA, the Company shall receive an agreed upon percentage of the working and net revenue interest in and to the West Mule Creek oilfield, which is located in Wyoming. Through this interest, the Company will receive a certain percentage of the West Mule Creek lease, acres of land within Niobrara County that contains 13 wells, certain rights to specific wells and land contained on the lease, as well as any by-products produced thereon, machinery, equipment and the books and records related to same. Pursuant to the Wyoming PSA, the parties also entered into a Joint Exploration Agreement (JEA”), with a 3 year term. On August 6, 2014, the parties also entered into an addendum to the Wyoming PSA that clarifies that the Wyoming PSA shall not be interdependent with or upon the JEA and no default under the JEA shall effect the Wyoming PSA or the validity of the related purchase and sale.

The total consideration for the purchase, sale and conveyance of the Assets to the Company and the Company’s assumption of the undivided share of liabilities provided for in the Wyoming PSA, is the Company’s payment to BGKP of the sum of $2,352,000 (the “Wyoming Purchase Price”), as adjusted in accordance with the provisions of the Wyoming PSA. Although required by the terms of the Wyoming PSA, the Company has not yet placed $15,000 in an escrow account (the "Wyoming Earnest Money"), which upon closing, would be credited towards the Wyoming Purchase Price; if however, the closing does not occur because the Company fails or refuses to do so when BGKP is otherwise ready to close and has satisfied all of its obligations under the Wyoming PSA, or the Company does not cure a material breach, then BGKP shall keep the Wyoming Earnest Money as liquidated damages in lieu of all other damages. As of the date of this Report, the Company has not yet paid the Wyoming Purchase Price and will not be able to pay that, or the Wyoming Earnest Money payment, without receiving additional funding, of which there can be no guarantee. Accordingly, the purchase may not occur.

The Company is entitled to conduct due diligence of the properties prior to closing and the Wyoming PSA includes curative provisions if certain defects or other issues arise during such due diligence and how any disputes regarding same may be handled.

On July 23, 2015, both parties agreed to extend the Wyoming PSA until October 1, 2015. Both parties have further agreed to defer the closing of the West Mule Creek Oilfield pursuant to the Wyoming PSA until the acquisition of the George Prospect in Kansas pursuant to the George PSA is complete.

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

Upon the Company’s receipt of a Subscription Agreement and pursuant to a request from Mr. Hadley, on September 27, 2013, the Company’s Board of Directors approved via unanimous written consent to convert the Hadley Note into 20,000 shares of the Company’s Series A Preferred Stock; on the same day, 20,000 shares of Series A Preferred Stock were issued to Mr. Hadley. Pursuant to the conversion of the Hadley Note, the Company would not have any further liability to Mr. Hadley thereunder.   Mr. Hadley has informed the Company that he does not agree with the Conversion of the Hadley Note into the Series A Preferred Stock. The Company has had no further correspondence with Mr. Hadley on this matter since he expressed his initial objections.

On November 28, 2012, the CE McMillan Family Trust (the "CE Trust") advanced the Company $100 to facilitate the opening of a new bank account in Irving, Texas. The trustee of the C.E. McMillan Family Trust is also the managing member of Fidare Consulting Group, LLC ("Fidare") and Cicerone Corporate Development, LLC ("Cicerone").   The advance had not been repaid as of June 30, 2015.

On September 4, 2013, the Company received a $750,000 Revolving Credit Note (the “Cicerone Revolving Note”) from Cicerone Corporate Development, LLC, a related party, (“Cicerone”).  The Cicerone Revolving Note matured on February 1, 2015 and bears interest at the rate of LIBOR plus 2.75% per annum, which is payable semi-annually on June 30 and December 31 of each year. On January 29, 2014, the maturity of the Cicerone Revolving Note was extended to February 1, 2017 on the same terms and conditions.  The extension was accounted for as a modification.   All previously capitalized debt issuance costs had been fully amortized at the date of the modification and no additional fees were incurred. Cicerone is a stockholder of the Company.

At various times Cicerone advanced funds to or paid operating expenses on behalf of the Company under the Cicerone Revolving Note.  During the three months ended June 30, 2015, advances under the Cicerone Revolving Note were $17,496.  During the three months ended June 30, 2014, advances under the Cicerone Revolving Note were $91,576.  As of June 30, 2015, the outstanding balance of the Cicerone Revolving Note was $616,155.  The Company has not made any interest payments which are payable semi-annually on June 30 and December 31. As of June 30, 2015, accrued and unpaid interest on the Cicerone Revolving Note was $27,176.

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

NOTE 6 – OTHER RELATED PARTY TRANSACTIONS

Professional Services

On June 26, 2013, the Company entered into a new Consulting Agreement (the “Fidare Consulting Agreement”) with Fidare to provide consulting services relating to corporate governance, accounting procedures and control and strategic planning  In accordance with the terms of the Fidare Consulting Agreement, Fidare receives monthly compensation of shares of common stock valued at $20,000 based on the price at the close on the last trading day of each month and 20,000 warrants to purchase common stock, with each warrant having an exercise price equal to the closing sale price of the Common Stock on the date of issue and providing for a cashless or net issue exercise.

On July 1, 2014, the Fidare Consulting Agreement was amended so Fidare would receive only monthly compensation shares of common stock valued at $20,000 based on the price at the close on the last trading day of each month.  The managing member of Fidare is the C.E. McMillan Family Trust.  Harry McMillan is trustee of the C.E. McMillan Family Trust. Effective April 1, 2015, Fidare agreed to waive all monthly compensation under the Fidare Agreement until further notice.

For the three month period ended June 30, 2015, the Company did not recognize any expenses under the Fidare Agreement due to the waiver discussed above. For the three month period ended June 30, 2014, the Company recognized $253,540 in expenses to Fidare consulting that were paid in shares of stock and warrants which was recorded in Professional fees- related party expenses.  As of June 30, 2015, the Company is obligated to issue Fidare 28,605 shares of the Company’s common stock that were earned prior to April 1, 2015.

Chief executive officer compensation agreement

In accordance with the terms of his contract Mr. Colin Richardson is entitled to receive monthly compensation to serve as out chief executive officer in the form of cash and stock. Each month that he serves at that position, Mr. Richardson is entitled to receive $10,000 payable in cash and a number of shares of the Company’s common stock valued at $20,000 based on its price at the close on the last trading day of each month and two year warrants to purchase up to 20,000 shares of the Company’s common stock at an exercise price per share equal to the closing sale price of the common stock on the date of the issuance. Prior to July 1, 2014, Mr. Richardson also received warrants. For the three month period ended June 30, 2015, Mr. Richardson was entitled to 28,413 shares of common stock valued at approximately $60,000 and cash compensation of $30,000. For the three month period ended June 30, 2014, Mr. Richardson earned 13,846 shares of common stock valued at approximately $60,000, warrants valued at approximately $193,720 and was entitled to cash compensation of $30,000.

During the three month periods ended June 30, 2015 and 2014, the Company recognized $90,000 and $283,540 in professional fees-related party relating to these agreements. As of June 30, 2015, Mr. Richardson has not been paid the cash portion of his compensation and is owed $297,721 and $267,721 as of June 30, 2015 and March 31, 2015, respectively, which is included in accounts payable- related parties. As of June 30, 2015, the Company is obligated to issue Mr. Richardson 85,623 shares of the Company’s common stock under these agreements.

Director’s fees

In exchange for his services as a member of the Board of Directors, Mr. Mike Farmer is entitled to receive $2,000 per month payable in cash. In addition, during the three month period ended June 30, 2014, Mr. Farmer was awarded options to purchase 108,000 of common stock at $1.00 per share and options to purchase 200,000 shares of our common stock at $3.00 per share. The options were fully vested at the date of issuance of the award. The Company recognized an expense of $1,179,395 during the three month period ended June 30, 2014 for the option awards which was recorded as professional fees- related party. As of June 30, 2015, Mr. Farmer has not been paid the cash portion of his compensation and is owed $36,000 and $30,000 as of June 30, 2015 and March 31, 2015, respectively, which is included in accounts payable- related parties.

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

A summary of warrant activity as of June 30, 2015 and changes during the period then ended are presented below:

Stock Warrants	Number of Warrants	Weighted Average Exercise Price

Balance: April 1, 2015	300,000	$4.60

Granted	-	-
Exercised	-	-
Expired	-	-

Balance: June 30, 2015	300,000	$4.60

Warrants exercisable at June 30, 2015	300,000	$4.60

No Warrant expense recognized during the three months ended June 30, 2015 or 2014.

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

A summary of option activity as of June 30, 2015 and changes during the period then ended are presented below:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance: April 1, 2015	308,000	$2.30	2.3	$102,600

Granted	-	-	-
Exercised	-	-		-
Expired	-	-		-

Balance: June 30, 2015	308,000	$2.3	2.08	$118,800

Options exercisable at June 30, 2015	308,000	$2.3	2.08	$118,800

No Option expense was recognized during the three months ended June 30, 2015.  Option expense of $1,179,395 was included in professional fees for the three months ended June 30, 2014.

NOTE 9 – STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock

In December 2012, the Board of directors authorized the offering for sale and issuance of up to a maximum of 3,000,000 Shares of our Series “A” Convertible Preferred Stock, $0.001 par value per share (the “Preferred Stock”). The Stated Value of the Preferred Stock is $5.00 per Share. Each Share of Preferred Stock bears an eight percent (8%) cumulative dividend, due and payable quarterly as of July 31, October 31, January 31 and April 30. The Company records cumulative dividends whether or not declared. During the three month periods ended June 30, 2015 and 2014, the Company recorded deemed dividends of $18,200 for undeclared dividends on the preferred stock. Each share may be converted by the holder thereof, at any time, into one share of the Company’s common stock, par value $0.001 per share and one warrant exercisable at $6.50 per share into one share of the Company’s common stock. The Company may force conversion to common stock and one warrant if the Company’s common stock trades over $7.00 for forty-five consecutive trading days.

Common stock

During the quarter ended June 30, 2015, in accordance with the terms of the agreement with Mr. Richardson, the Company committed to issue 28,413 shares of common stock to Mr. Richardson valued at $60,000 for services (see Note 6).

During the quarter ended June 30, 2014, the Company issued 13,846 shares of common stock valued at $60,000 to Fidare for services (see Note 6).

During the quarter ended June 30, 2014, the Company issued Mr. Richardson, 13,846 shares of common stock valued at $60,000 for services (see Note 6).

As of June 30, 2015, the Company has committed to issue a total of 85,623 shares of common stock.  All issuable shares are unregistered shares.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

We have become aware of a letter dated December 17, 2012 from Dr. Steven Henson to Michael Farmer, who at time was not a director or officer of Rangeford, with regard to our offering of up to 3,000,000 of our preferred stock in connection with our proposed acquisition of certain properties from Great Northern Energy, Inc.  In the letter, Dr. Henson, who at the time was the President and Chairman of the Board of Rangeford, purports to grant a right of rescission to certain investors in the event that we were unable to raise the full amount of funds necessary to acquire the subject properties from Great Northern Energy.  This right of rescission was never approved by our Board of Directors and it is our position that Dr. Henson acted without proper authority in providing the letter to Mr. Farmer, as the representative of certain investors.  At this point no claim has been made by any of the investors, who invested approximately $300,000 into Rangeford and we have no reason to assume that a claim will ultimately be made.

NOTE 11 – SUBSEQUENT EVENTS

Effective July 1, 2015, the Company entered into a nine month sublease agreement for office space in Houston, Texas. In accordance of the terms of the sublease agreement, the Company would share approximately 4,000 square feet of office space with an oil and gas engineering firm for $3,000 per month. The Company also has a consulting contract with the engineering firm for oil and gas engineering consulting services.

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

The independent registered public accounting firm’s report on the Company’s financial statements as of March 31, 2015, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

PLAN OF OPERATIONS

Overview

Rangeford Resources, Inc. (the “Company”) was incorporated on December 4, 2007, in the state of Nevada. The Company has never declared bankruptcy and it has never been in receivership. Since its incorporation, Rangeford Resources has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations and the Company owns no subsidiaries. The fiscal year end is March 31st. The Company has not had revenues from operations since its inception and/or any interim period in the current fiscal year.

Going Concern

We have incurred net losses of approximately $7.5 million since inception through June 30, 2015.  The report of our independent registered public accounting firm on our financial statements for the year ended March 31, 2015 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Purchase and Sale Agreements

Great Northern Energy, Inc.

On November 15, 2012, the Company entered into a Purchase and Sale Agreement (the “GNE Agreement”) with Great Northern Energy, Inc. (“GNE”), which was later modified through an addendum dated January 25, 2013, to acquire a substantial non-operating working interest in oil assets in East Texas in consideration for a purchase price that includes (a) a cash payment of $3,900,000 in the form of (i) a deposit of $100,000; (ii) a promissory note in the amount of $1,100,000; and (iii) a promissory note in the amount of $2,700,000 and (b) 7,400,000 shares of its restricted common stock.

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

On May 20, 2014, we sent a letter to GNE informing them of this determination and seeking to mutually terminate the GNE Agreement. Given the amount of time that has passed since we first entered into negotiations with GNE and the lack of any tangible results as contemplated in the GNE Agreement, in addition to GNE'S failure to uphold certain of its obligations under the Agreement, we determined it would be in our best interest to terminate the GNE Agreement. In that letter, we requested that GNE comply with the termination provisions of the GNE Agreement and provide the stock power necessary to cancel the shares and return the $700,000 advanced to them under the terms of the GNE Agreement. Accordingly, once GNE returns the $700,000 and submits the outstanding stock power, we shall immediately consent to and permit the mutual termination of the GNE Agreement.

Black Gold Kansas Production, LLC Transactions

Kansas – George Prospect

On June 1, 2015, the Company executed a Purchase and Sale Agreement (the "George PSA") with Black Gold Kansas Production, LLC, a Texas limited liability company (“BGKP”). Pursuant to the George PSA, the Company shall receive a 30% working interest and a 26.25 % net revenue interest in and to the George Prospect and the 4 drilled and completed wells and any by-products produced thereon, machinery, equipment and the books and records related to same which is located in Kansas. Under the George PSA and the contemplated transaction, the Company will also acquire a 75% interest in and to approximately 3,000 acres of land within Bourbon and Allen Counties that contains approximately 42 proved undeveloped (PUD) locations for drilling. Pursuant to the George PSA, the parties also entered into a Joint Exploration Agreement. On July 23, 2015, the parties also entered into an amendment and extension to the George PSA until October 1, 2015. On August 17, 2015, the George PSA was further amended to provide for payment of the purchase price in monthly installments as follows:

●	$150,000 due at closing;
●	$100,000 due 31 days after closing;
●	$100,000 due 61 days after closing; and
●	$417,000 due 91 days after closing.

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

Plan of Operation

We have $857,047 in current liabilities as of June 30, 2015. Through June 30, 2015, we have accumulated losses of $7,489,035. In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

Since August 15, 2008, the Company has issued 20,105,293 shares of common stock and 182,000 shares of Series A convertible preferred stock. Proceeds from the sale of common stock and Series A convertible preferred stock have been utilized by the Company to fund its initial development including administrative costs associated with maintaining its status as a Reporting Company as defined by the Securities and Exchange Commission (“SEC”) under the Exchange Act of 1934, as amended. The Company plans to focus efforts on selling their common shares in order to continue to fund its initial development and fund the expenses associated with maintaining a reporting company status.

Results of Operations

For the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

The following table sets forth information from our statements of operations for the three months ended June 30, 2015 and 2014.

	Three months ended June 30,		Increase/
	2015	2014	(Decrease)

Operating expenses
Investor relations	8,039	-	8,039
Professional fees	100,550	91,258	9,292
Professional fees-related party	96,000	1,688,616	(1,592,616)
General and administrative	19,359	24,176	(4,817)
Total operating expenses	223,948	1,804,050	(1,580,102)

Loss from operations	(223,948)	(1,804,050)	1,580,102

Other expense
Interest expense	4,658	30,233	(25,575)
Total other expense	4,658	30,233	(25,575)

Loss before income taxes	(228,606)	(1,834,283)	1,605,677

Provision for income tax	-	-	-

Net loss	(228,606)	(1,834,283)	1,605,677

During the three months ended June 30, 2015 and 2014, the Company did not recognize any revenues from operating activities.

For the three months ended June 30, 2015, the Company recognized a net loss of $228,606 compared to $1,834,283 for the three months ended June 30, 2014. The decrease of $1,605,677 was primarily the result of a decrease in consulting expenses-related party. During the three month period ended June 30, 2014, Mr. Mike Farmer, a director, was awarded options to purchase 108,000 of common stock at $1.00 per share and options to purchase 200,000 shares of our common stock at $3.00 per share. The options were fully vested at the date of issuance of the award. The Company recognized an expense of $1,179,395 during the three month period ended June 30, 2014 for the option awards. No options expenses were recognized during the three month period ended June 30, 2015. Also during the three month period ended June 30, 2014, the Company recognized expenses for warrant awards to Fidare and Mr. Colin Richardson, our chief executive office in the amount of $327,080. In July 2014, the Company restructured the Fidare consulting agreement and Richardson contracts, as a result, the Company did not issue any warrants during the three months ended June 30, 2015.

During the three months ended June 30, 2015, the Company incurred $8,039 in expenses for investor relations compared to none in the comparable period in the prior year.

During the three months ended June 30, 2015, the Company incurred $100,550 in professional fees as compared to $91,258 in the comparable period in 2014. During the three months ended June 30, 2015, the Company incurred $96,000 in professional fees to related parties compared to $1,688,616 in the comparable period in 2014. The professional fees were primarily related to legal, accounting, management, engineering and board fees, the Preferred Stock issuance and corporate governance. Professional fees- related party related to the professional services contract with Fidare Consulting Group, LLC to provide consulting services for corporate governance, accounting procedures and controls and strategic planning and with Colin Richardson, our CEO.

General and administrative expenses decreased by $4,817 during the three months ended June 30, 2014 to $19,359 for the same period in 2015. The decrease was primarily related to decreases in common stock transfer fees, quote fees for the Company’s common stock, and travel, meals and entertainment.

During the three months ended June 30, 2015, the Company incurred $4,658 in interest expense compared to $30,233 in the comparative period in 2014, a decrease of $25,575 or 84.5%. The decrease was mainly due to the additional interest expense from amortization of debt issuance costs of $26,938 included in interest expense for the three months ended June 30, 2014. The debt issuance costs were fully amortized as of March 2015.

Liquidity and Capital Resources

As of June 30, 2015, the Company had total current assets of $18. As of June 30, 2015, the Company had total current liabilities of $857,047 which include $448,993 in accounts payable, $380,778 in accounts payable-related party, and $27,176 in accrued interest. At June 30, 2015, the Company had a working capital deficit of $857,029. In addition, the Company had a note payable to a related party in the amount of $616,155.

During the three months ended June 30, 2015, the Company used cash of $17,517 in our operations as compared to $90,621 during the same period ended June 30, 2014.  No cash was provided by or used in investing activities during the three months ended June 30, 2015 and 2014.  During the three months ended June 30, 2015, cash provided by financing activities was $17,496 as compared to $91,576 during the same period in 2014.

Cicerone Corporate Development, LLC (a related party) advanced $17,496 and $91,576 to the Company for operating expenses during the three months ended June 30, 2015 and 2014, respectively.

Short Term

On a short-term basis, the Company has not generated any revenue or revenues sufficient to cover operations. Based on prior history, the Company will continue to have insufficient revenue to satisfy current and recurring liabilities as the Company continues exploration activities.

Capital Resources

The Company will need to raise an additional $1,005,159 in funding to complete Phase I of the George PSA.  Phase II of the George PSA will require the Company to fund $2,500,000 for the drilling, testing, and completion of 20 wells in Bourbon, or Allen County, Kansas.

The Company will need to raise an additional $2,352,000 in funding to complete the Wyoming PSA.

The Company has no material commitments for capital expenditures within the next year, however if operations are commenced, and substantial capital will be needed to pay for participation, investigation, exploration, acquisition and working capital.

Need for Additional Financing

The Company does not have capital sufficient to meet its cash needs. The Company will have to seek loans or equity placements to cover such cash needs. Once exploration commences, its needs for additional financing are likely to increase substantially.

No commitments to provide additional funds have been made by the Company’s management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow us to cover the Company’s expenses as they may be incurred.

The Company will need substantial additional capital to support its proposed future petroleum exploration operations. The Company has no revenues. The Company has no committed source for any funds as of the date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed or at the terms acceptable to us if any at all, the Company may not be able to carry out its business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties.

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

Not Applicable to smaller reporting companies

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2015 and June 30, 2015, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2015 or June 30, 2015, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three month period ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended June 30, 2015, in accordance with the terms of the agreement with Mr. Richardson, the Company is committed to issue 28,413 shares of common stock to Mr. Richardson valued at $60,000 for services.

As of June 30, 2015, the Company has committed to issue a total of 85,623 shares of common stock.  All issuable shares are unregistered shares.

All of the transactions listed above were made pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(a)(2) of the Securities Act for sales not involving a public offering or rule 506 as promulgated thereunder.  The securities when issued will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Item 6. Exhibits.

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.
10.1	Purchase, Sale and Joint Exploration Agreement (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on September 19, 2014)
10.2	Addendum to the Purchase and Sale Agreement (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on September 19, 2014)
10.3	Operating Agreement (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on September 19, 2014)
10.4

Purchase and Sale Agreement between the Company and Black Gold Kansas Productions, LLC (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed on September 19, 2014)

10.5

Fidare Consulting Group, LLC. First Amended Consulting Agreement, dated July 1, 2014 (Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K/A for the year ended March 31, 2014 filed on July 18, 2014)

10.6

Second Amendment, Extension and Ratification of Purchase and Sale Agreement between the Company and Black Gold Kansas Production, LLC for the George Project (Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the year ended March 31, 2015 filed on July 24, 2015)

10.7

Letter of Addendum and Extension to August 6, 2014 Purchase, Sale and Join Exploration Agreement By and Between Rangeford Resources, Inc. and Black Gold Kansas Production, LLC (Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the year ended March 31, 2015 filed on July 24, 2015)

31.1 *	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1 *	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2 *	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101	Interactive Data File**

101	Interactive Data File (Form 10-Q for the quarter ended June 30, 2015).
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

RANGEFORD RESOURCES, INC.

Dated: September 3, 2015	By:	/s/ Colin Richardson
Colin Richardson
Chief Executive Officer, President, Principal Executive Officer and Principal Financial and Accounting Officer