Form 10-Q/A
period 2015-06-30
Rangeford Resources, Inc.
filed 2015-09-04
CIK 1438035

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

Explanatory Note

Rangeford Resources, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) on Form 10-Q to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2015 (the “Form 10-Q”), filed with the Securities and Exchange Commission on September 4, 2015 (the “Original Filing Date”), solely to file Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

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

Item 6.      Exhibits

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer required by Rule 13a-14/15d-14(a) under the Exchange Act.
31.2*	Certification of Chief Financial Officer required by Rule 13a-14/15d-14(a) under the Exchange Act.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	RL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RANGEFORD RESOURCES, INC.

Dated: September 4, 2015	By:	/s/ Colin Richardson
Colin Richardson
Chief Executive Officer, President, Principal Executive Officer and Principal Financial and Accounting Officer