Form 10-K
period 2017-03-31
Rangeford Resources, Inc.
filed 2018-09-12
CIK 1438035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2017

COMMISSION FILE NUMBER 000-54306

RANGEFORD RESOURCES, INC.

(Exact name of registrant as specified in its charter)

NEVADA	771176182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 Commerce St, Suite 3500, Fort Worth, Tx	76102
(Address of principal executive offices)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE	(817) 313-5005

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:

Title Of Each Class	Name of Each Exchange In Which Registered
COMMON STOCK $0.0001 PER SHARE	NOT APPLICABLE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT: None

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

☐ Yes ☒ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of September 30, 2017 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $20,545,534.

As of July 31, 2018 the Registrant has 15,860,832 shares of common stock outstanding.

Rangeford Resources, Inc

10K March 31, 2017

PART 15

ITEM 1. DESCRIPTION OF BUSINESS.5

ITEM 1A. RISK FACTORS10

ITEM 1B.UNRESOLVED STAFF COMMENTS.15

ITEM 2. DESCRIPTION OF PROPERTY.15

ITEM 3. LEGAL PROCEEDINGS.15

ITEM 4. MINE SAFETY DISCLOSURES.16

PART II17

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.17

ITEM 6. SELECTED FINANCIAL DATA.17

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.17

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.22

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.23

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.34

ITEM 9A. CONTROLS AND PROCEDURES.34

ITEM 9B. OTHER INFORMATION35

PART III35

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.35

ITEM 11. EXECUTIVE COMPENSATION.37

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.38

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.39

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.40

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.40

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

Unless specifically set forth to the contrary, when used in this Report the terms “Rangeford,” "we", "our", the "Company" and similar terms refer to Rangeford Resources, Inc., a Nevada corporation.  In addition, when used herein and unless specifically set forth to the contrary, “2017” refers to the year ended March 31, 2017, “2016” refers to the year ended March 31, 2016.

PART 1

ITEM 1. DESCRIPTION OF BUSINESS.

General

Rangeford Resources, Inc. (the Company) was incorporated on December 4, 2007 in the State of Nevada.  The Company was organized under the laws of the State of Nevada on December 4, 2007 for the purpose of purchasing, developing and operating oil and gas leases.  On December 26, 2016, Rangeford Resources Inc. formed a wholly owned subsidiary, Cherryvale Kansas in order to execute potential purchase agreements.

Upon receipt of adequate capital, we intend to enter into oil and gas leases or acquire property. We intend to engage third parties such as a drilling contractor, a geologist and an engineer to direct the drilling of wells on any acquired leases. As of the date hereof, such third parties have not been engaged and there is no assurance that we will ever enter into contracts with any such third parties.

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

Operations

Cherryvale, Kansas Acquisition

On December 26, 2016, Rangeford Resources Inc. formed a wholly owned subsidiary, Cherryvale Kansas, LLC and executed a purchase and sale agreement on December 26, 2016 with Dog Day, Inc., a Texas Corporation (“DDI”), headquartered in Nacogdoches Texas for the acquisition of certain oil and gas leases covering approximately 800 gross acres of land and DDI’s interest in approximately 53 wells. DDI failed to obtain necessary consents by February 2017, and the purchase agreement was not consummated as of March 31, 2017.

Great Northern Energy, Inc.

On November 15, 2012, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with Great Northern Energy, Inc. (“GNE”) to acquire a substantial non-operating working interest in oil assets in East Texas. As of March 31, 2014, the Company had issued 7,400,000 shares of common stock to GNE towards the purchase of the oil and gas properties. Due to the lack of any tangible results as contemplated in the Agreement, and to GNE's failure to uphold certain of its obligations under the Agreement, we determined it would be in our best interest to terminate the Agreement.

In addition to issuing the aforementioned 7,400,000 shares of the Company’s stock, the Company also provided to GNE $700,000 in cash as part of the Company’s Agreement with GNE. In 2015, Joseph Brent Loftis, GNE Chairman, was named as a Defendant in United States vs. James Brent Loftis in U.S. District Court for the District of Montana. He was charged by a Third Superseding Information with 5 counts of Wire Fraud (18 U.S.C. 1343) and 2 counts of Money Laundering (18 U.S.C. 1957). He was found guilty on March 29, 2018, on all counts and subsequent to conviction stipulated to forfeiture after trial of $1,662,749.10. On June 12, 2018, the Company filed a Victim Impact Statement in this proceeding, seeking $38,800,000, this figure combining the value of the 7,400,000 shares GNE had received, as well as the $700,000 cash payment made to it. To date, Mr. Loftis has caused the return of the 7,400,000 of the Company’s shares to be made, but has not provided the stock power needed for the cancellation of the shares. Sentencing is set for July 20, 2018. The 7,400,000 shares are considered issued and outstanding at March 31, 2017.

Black Gold Kansas Production, LLC

Kansas – George Prospect

On June 1, 2015, the Company executed a Purchase and Sale Agreement (the "George PSA") with Black Gold Kansas Production, LLC, a Texas limited liability company (“BGKP”).   Pursuant to the George PSA, the Company was to receive a 30% working interest and a 26.25 % net revenue interest in and to the George Prospect and the 4 drilled and completed wells located in Kansas.  In addition, the Company was to acquire a 75% interest in and to approximately 3,000 acres of land within Bourbon and Allen Counties that contained approximately 42 proved undeveloped (PUD) locations for drilling. Pursuant to the George PSA, the parties also entered into a Joint Exploration Agreement. On July 23, 2015, the parties also entered into an amendment and extension to the George PSA until October 1, 2015.

The Company was entitled to conduct due diligence of the properties prior to closing. Subsequently, after assessing the Purchase and Sale Agreements, we elected to not close on the transactions due to litigation between Black Gold Kansas Production, LLC and another working interest owner concerning the use of funds and operating control.

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

Market for Oil and Gas Production

The market for oil and gas production is regulated by both the state and federal governments. The overall market is mature and with the exception of gas, all producers in a producing region will receive the same price. The major oil companies will purchase all crude oil offered for sale at posted field prices. There are price adjustments for quality differences from the Benchmark. Benchmark is Saudi Arabian light crude oil employed as the standard on which OPEC price changes have been based. Quality variances from Benchmark crude results in lower prices being paid for the variant oil. Oil sales are normally contracted with a purchaser or gatherer as it is known in the industry who will pick up the oil at the well site. In some instances, there may be deductions for transportation from the well head to the sales point. At this time the majority of crude oil purchasers do not charge transportation fees unless the well is outside their service area. The service area is a geographical area in which the purchaser of crude oil will not charge a fee for picking upon the oil. The purchaser or oil gatherer as it is called within the oil industry, will usually handle all check disbursements to both the working interest and royalty owners. We will be a working interest owner. By being a working interest owner, we are responsible for the payment of our proportionate share of the operating expenses of the well. Royalty owners and overriding royalty owners receive a percentage of gross oil production for the particular lease and are not obligated in any manner whatsoever to pay for the costs of operating the lease. Therefore, we, in most instances, will be paying the expenses for the oil and gas revenues paid to the royalty and overriding royalty interests.

Gas sales are by contract. The gas purchaser will pay the well operator 100% of the sales proceeds on or about the 25th of each and every month for the previous month's sales. The operator is responsible for all checks and distributions to the working interest and royalty owners. There is no standard price for gas. Price will fluctuate with the seasons and the general market conditions. It is our intention to utilize this market whenever possible in order to maximize revenues. We do not anticipate any significant change in the manner production is purchased; however, no assurance can be given at this time that such changes will not occur.

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

The sale of liquid hydrocarbons was subject to federal regulation under the Energy Policy and Conservation Act of 1975 which amended various acts, including the Emergency Petroleum Allocation Act of 1973. These regulations and controls included mandatory restrictions upon the prices at which most domestic and crude oil and various petroleum products could be sold. All price controls and restrictions on the sale of crude oil at the wellhead have been withdrawn. It is possible, however, that such controls may be re-imposed in the future but when, if ever, such reimposition might occur and the effect thereof is unknown.

The sale of certain categories of natural gas in interstate commerce is subject to regulation under the Natural Gas Act and the Natural Gas Policy Act of 1978 ("NGPA"). Under the NGPA, a comprehensive set of statutory ceiling prices applies to all first sales of natural gas unless the gas is specifically exempt from regulation (i.e., unless the gas is deregulated). Administration and enforcement of the NGPA ceiling prices are delegated to the Federal Energy Regulatory Commission ("FERC"). In June 1986, the FERC issued Order No. 451, which in general is designed to provide a higher NGPA ceiling price for certain vintages of old gas. It is possible that we may in the future acquire significant amounts of natural gas subject to NGPA price regulations and/or FERC Order No. 451.

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

Transportation and Production

We can make sales of oil, natural gas and condensate at market prices, which are not subject to price controls at this time. The price that we receive from the sale of these products is affected by our ability to transport and the cost of transporting these products to market. Under applicable laws, FERC regulates:

•the construction of natural gas pipeline facilities, and

•the rates for transportation of these products in interstate commerce.

Our possible future sales of natural gas are affected by the availability, terms and cost of pipeline transportation. The price and terms for access to pipeline transportation remain subject to extensive federal and state regulation. Several major regulatory changes have been implemented by Congress and FERC from 1985 to the present. These changes affect the economics of natural gas production, transportation and sales. In addition, FERC is continually proposing and implementing new rules and regulations affecting these segments of the natural gas industry that remain subject to FERC's jurisdiction. The most notable of these are natural gas transmission companies.

FERC's more recent proposals may affect the availability of interruptible transportation service on interstate pipelines. These initiatives may also affect the intrastate transportation of gas in some cases. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry. These initiatives generally reflect more light-handed regulation of the natural gas industry. The ultimate impact of the complex rules and regulations issued by FERC since 1985 cannot be predicted. In addition, some aspects of these regulatory developments have not become final but are still pending judicial and FERC final decisions. We cannot predict what further action FERC will take on these matters. However, we do not believe that any action taken will affect us much differently than it will affect other natural gas producers, gatherers and marketers with which we might compete.

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

Drilling and Production.

Our anticipated drilling and production operations are subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. Among other matters, these statutes and regulations govern:

•the amounts and types of substances and materials that may be released into the environment;

•the discharge and disposition of waste materials,

•the reclamation and abandonment of wells and facility sites, and

•the remediation of contaminated sites, and require:

•permits for drilling operations,

•drilling bonds, and

•reports concerning operations.

Environmental Regulations

General. Our operations are affected by various state, local and federal environmental laws and regulations, including the:

•Clean Air Act,

•Oil Pollution Act of 1990,

•Federal Water Pollution Control Act,

•Resource Conservation and Recovery Act ("RCRA"),

•Toxic Substances Control Act, and

•Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA").

These laws and regulations govern the discharge of materials into the environment or the disposal of waste materials, or otherwise relate to the protection of the environment. In particular, the following activities are subject to stringent environmental regulations:

•drilling,

•development and production operations,

•activities in connection with storage and transportation of oil and other liquid hydrocarbons, and

•use of facilities for treating, processing or otherwise handling hydrocarbons and wastes.

Violations are subject to reporting requirements, civil penalties and criminal sanctions. As with the industry generally, compliance with existing regulations increases our overall cost of business. The increased costs cannot be easily determined. Such areas affected include:

•unit production expenses primarily related to the control and limitation of air emissions and

•the disposal of produced water,

•capital costs to drill exploration and development wells resulting from expenses primarily related to the management and disposal of drilling fluids and other oil and natural gas exploration wastes, and

•capital costs to construct, maintain and upgrade equipment and facilities and remediate, plug and abandon inactive well sites and pits.

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

RCRA is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either:

•a "generator" or "transporter" of hazardous waste, or

•an "owner" or "operator" of a hazardous waste treatment, storage or disposal facility.

At present, RCRA includes a statutory exemption that allows oil and natural gas exploration and production wastes to be classified as nonhazardous waste. As a result, we will not be subject to many of RCRA's requirements because our operations will probably generate minimal quantities of hazardous wastes.

CERCLA, also known as "Superfund," imposes liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include:

•the "owner" or "operator" of the site where hazardous substances have been released, and

•companies that disposed or arranged for the disposal of the hazardous substances found at the site.

CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of our ordinary operations, we could generate waste that may fall within CERCLA's definition of a "hazardous substance." As a result, we may be liable under CERCLA or under analogous state laws for all or part of the costs required to clean up sites at which such wastes have been disposed. Under such law we could be required to:

•remove or remediate previously disposed wastes, including wastes disposed of or released by prior owners or operators,

•clean up contaminated property, including contaminated groundwater, or

•perform remedial plugging operations to prevent future contamination.

We could also be subject to other damage claims by governmental authorities or third parties related to such contamination.

Employees

As of March 31, 2017, we had two full time employees who also serve as our executive officers.

Company's Office

Our offices are located at 301 Commerce St, Suite 3500, Fort Worth, TX 76102 and our telephone number is (817) 313-5005.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

We have a history of operating losses; we incurred a net loss in both fiscal year 2017 and fiscal year 2016. Our revenues are not currently sufficient to fund our operating expenses and there are no assurances we will develop profitable operations.

Our auditors have raised substantial doubts as to our ability to continue as a going concern .

Our consolidated financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have resulted in accumulated deficit of approximately $9,400,000 as of March 31, 2017. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that we will continue to incur losses in future periods until we begin reporting generating revenues. There are no assurances that we will be able to raise our revenues to a level which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

We have not generated any revenues and our ability to pay our operating expenses is dependent upon advances from related parties.

For the fiscal year ended March 31, 2017, we reported a net loss of $1,253,662. We had a working capital deficit of $1,334,005 at March 31, 2017. We have not yet begun generating revenue from our operations and are dependent upon a line of credit or other informal advances from a related party to pay our operating expenses and the continued development of our business plan. There are no assurances this related party will continue to advance funds to us that will satisfy our working capital needs until such time as we are able to raise additional capital or generate sufficient revenues to fund our operating expenses. While we seek ways to continue to operate by securing additional financing resources or alliances or other partnership agreements, we do not at this time have any commitments or agreements that provide for additional capital resources. Our financial condition and the going concern emphasis paragraph may also make it more difficult for us to maintain existing customer relationships and to initiate and secure new customer relationships.

We have historically been, and may continue to be, heavily reliant upon financing from related parties, which presents potential conflicts of interest that may adversely affect our financial condition and results of operations.

We have historically obtained financing from related parties, including major shareholders, directors and officers, in the form of debt, debt guarantees and issuances of equity securities, to finance working capital growth. These related parties have the ability to exercise significant control over our financing decisions, which may present conflicts of interest regarding the choice of parties from whom we obtain financing, as well as the terms of financing. No assurance can be given that the terms of financing transactions with related parties are or will be as favorable as those that could be obtained in arms' length negotiations with third parties.

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

We have incurred indebtedness totaling $2,338,658 as of March 31, 2017, which is comprised of $1,227,425 in accounts payable, $17,100 in accounts payables related party, $76,637 in accrued interest, which principally includes accrued interest on our various debt obligations and accrued contingencies and $1,017,496 in notes payable. We do not have adequate funds to satisfy the outstanding obligations. The outstanding notes provide that as a result of a default - failure to pay when due, the note holders could declare the notes immediately due and payable. Unless we are able to restructure some or all of this debt, and raise sufficient capital to fund our continued development, our current operations do not generate sufficient cash to pay these obligations, when due. Accordingly, there can be no assurance that we will be able to pay these or other obligations which we may incur in the future and it is unlikely we will be able to continue as a going concern.

We are delinquent in our tax filings.

We failed to file federal tax returns for the fiscal years ended March 31, 2009 through 2017 and they are open for review by the various tax jurisdictions. We are also required to file Franchise Tax Reports in Nevada and we have filed all the required tax forms in Nevada. We cannot assure you that we will not incur fines and penalties for failure to file such our federal tax returns.

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

We have experienced, and may continue to experience, difficulties in implementing the management, operations and accounting systems, controls and procedures necessary to support our growth and expanded operations, as well as difficulties in complying with the accounting and reporting requirements related to our growth. With respect to enhancing our management and operations team, we may experience difficulties in finding and retaining additional qualified personnel, and if such personnel are not available locally, we may incur higher recruiting, relocation, and compensation expense. In an effort to meet the demands of our planned activities in fiscal 2018 and thereafter, we may be required to supplement our staff with contract and consultant personnel until we are able to hire new employees. We further may not be successful in our efforts to enhance our systems, accounting, controls and reporting performance. All of this may have a material adverse effect on our business, results of operations, cash flows and growth plans, on our regulatory and listing status, and on our stock price.

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

The accuracy of these assessments is inherently uncertain. In connection with these assessments, we perform a review of the subject properties that we believe to be generally consistent with industry practices. Our review will not reveal all existing or potential problems nor will it permit us to become sufficiently familiar with the properties to fully assess their deficiencies and potential recoverable reserves. Inspections may not always be performed on every well, and environmental problems are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of the problems. We are not entitled to contractual indemnification for environmental liabilities and acquired properties on an "as is" basis.

Significant acquisitions of existing companies or businesses and other strategic transactions may involve additional risks, including:

•diversion of our management's attention to evaluating, negotiating, and integrating significant acquisitions and strategic transactions;

•the challenge and cost of integrating acquired operations, information management, and other technology systems, and business cultures with our own while carrying on our ongoing business;

•difficulty associated with coordinating geographically separate organizations; and

•the challenge of attracting and retaining personnel associated with acquired operations.

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

Drilling for oil and gas involves numerous risks, including the risk that we will not encounter commercially productive oil or gas reservoirs. The wells we drill or participate in may not be productive, and we may not recover all or any portion of our investment in those wells. The seismic data and other technologies we use do not allow us to know conclusively prior to drilling a well that crude oil or natural gas is present or may be produced economically. The costs of drilling, completing, and operating wells are often uncertain, and drilling operations may be curtailed, delayed, or canceled as a result of a variety of factors including, without limitation:

•unexpected drilling conditions;

•pressure or irregularities in formations;

•equipment failures or accidents;

•fires, explosions, blowouts, and surface cratering;

•marine risks such as capsizing, collisions, or adverse weather conditions; and

•increase in the cost of, or shortages or delays in the availability of, drilling rigs and equipment.

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

Extensive federal, state, and local environmental laws and regulations in the United States affect all of our operations. Environmental laws to which we are subject in the U.S. include, but are not limited to, the Clean Air Act and comparable state laws that impose obligations related to air emissions, the Resource Conservation and Recovery Act of 1976 ("RCRA"), and comparable state laws that impose requirements for the handling, storage, treatment or disposal of solid and hazardous waste from our facilities, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and comparable state laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or at locations to which our hazardous substances have been transported for disposal, and the Clean Water Act, and comparable state laws that regulate discharges of wastewater from our facilities to state and federal waters. Failure to comply with these laws and regulations or newly adopted laws or regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations or imposing additional compliance requirements on such operations. Certain environmental laws, including CERCLA and analogous state laws, impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances or hydrocarbons have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products into the environment. Environmental legislation may require that we do the following:

•acquire permits before commencing drilling;

•restrict spills, releases or emissions of various substances produced in association with our operations;

•limit or prohibit drilling activities on protected areas such as wetlands or wilderness areas;

•take reclamation measures to prevent pollution from former operations;

•take remedial measures to mitigate pollution from former operations, such as plugging abandoned wells and remedying contaminated soil and groundwater; and

•take remedial measures with respect to property designated as a contaminated site.

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

Environmental legislation is evolving in a manner expected to result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs. Changes in, or enforcement of, environmental laws may result in a curtailment of our production activities, or a material increase in the costs of production, development drilling or exploration, any of which could have a material adverse effect on our financial condition and results of operations or prospects. In addition, many countries, as well as several states in the United States have agreed to regulate emissions of "greenhouse gases." Methane, a primary component of natural gas, and carbon dioxide, a byproduct of burning natural gas, are greenhouse gases. Regulation of greenhouse gases could adversely impact some of our operations and demand for products in the future.

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

We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of our present shareholders. We are currently authorized to issue 75,000,000 shares of common stock and 3,000,000 shares of Series A convertible preferred stock with such designations, preferences and rights as determined by our Board of Directors. As of March 31, 2017, 20,545,534 shares of our Common Stock and 182,000 shares of our Series A convertible preferred stock are outstanding. As of March 31, 2017 there are additional warrants to purchase up to an aggregate of 48,800 shares of our common stock with exercise prices $0.51 per warrant, and options to purchase up to an aggregate of 308,000 shares of common stock at exercise prices of $1.00 and $2.00 per share. Conversion of the preferred stock or exercise of the warrants may cause dilution in the interests of other shareholders as a result of the additional Common Stock that would be issued upon conversion or exercise. In addition, sales of our Common Stock issuable upon exercise of the warrants could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our Common Stock. Further, the terms on which we may obtain additional financing during the period any of the warrants remain outstanding may be adversely affected by the existence of these warrants as well.

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

As of the date of this Report, and until they submit the required stock power necessary to cancel their shares or otherwise dispose of same, GNE owns approximately 37% of the Company's currently outstanding common stock and therefore may have a significant influence in the election of our directors and, therefore, our policies and direction. This concentration of voting power could have the effect of delaying or preventing a change in control or discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of our common stock or prevent our shareholders from realizing a premium over the market price for their shares of common stock.

The Shares of Preferred Stock are subject to conversion by the Company at any time should the Company's common stock trade at or over $7.00 for forty-five (45) consecutive trading days, which could limit a holder's expected return on investment.

There is a lack of liquidity for our common stock.

There is currently only a limited public market for the Company's Common Stock and there can be no assurance that a more robust trading market will develop further or be maintained in the future.

Our common stock is a "penny stock" and may be difficult to sell.

The SEC has adopted regulations which generally define a "penny stock" to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and, therefore, it may be designated as a "penny stock" according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.

The market for penny stocks has experienced numerous frauds and abuses which could adversely impact investors in our stock .

Penny stocks are frequent targets of fraud or market manipulation. Patterns of fraud and abuse include:

•Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.

Our stock price is volatile, which could adversely affect your investment .

Our stock price, like that of other oil and gas companies, is highly volatile. Our stock price may be affected by such factors as:

•product development announcements by us or our competitors;

•regulatory matters;

•announcements in the software community;

•intellectual property and legal matters; and

•broader industry and market trends unrelated to our performance

In addition, if our revenues or operating results in any period fail to meet the investment community's expectations, there could be an immediate adverse impact on our stock price.

Our publicly filed reports are subject to review by the SEC, and any significant changes or amendments required as a result of any such review may result in material liability to us and may have a material adverse impact on the trading price of the company's common stock .

The reports of publicly traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements, and the SEC is required to undertake a comprehensive review of a company's reports at least once every three years under the Sarbanes-Oxley Act of 2002. SEC reviews may be initiated at any time. We could be required to modify, amend or reformulate information contained in prior filings as a result of an SEC review. Any modification, amendment or reformulation of information contained in such reports could be significant and result in material liability to us and have a material adverse impact on the trading price of the Company's common stock.

ITEM 1B.UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. DESCRIPTION OF PROPERTY.

Corporate Office

Our principal executive offices are located at 301 Commerce St, Sutie 3500, Fort Worth, TX 76102.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, the Company is involved in legal proceedings relating to claims associated with its properties, operations or business or arising from disputes with vendors in the normal course of business.There are no known  liabilities that are deemed probable. All known liabilities are accrued when management determines they are probable based on its best estimate of the potential loss. While the outcome and impact of these legal proceedings on the Company cannot be predicted with certainty, management believes that the resolution of these proceedings will not have a material effect on the Company's financial position, results of operations or cash flows.

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

	High	Low
Fiscal 2016
June 30, 2015	$2.10	$2.10
September 30, 2015	$1.85	$1.85
December 31, 2015	$1.75	$1.75
March 31, 2016	$0.65	$0.61

Fiscal 2017
June 30, 2016	$1.00	$1.00
September 30, 2016	$0.64	$0.60
December 31, 2016	$0.62	$0.51
March 31, 2017	$0.51	$0.51

The sale price of our common stock as reported on the OTC Pink Market was $.16 on August 29, 2018. As of March 31, 2017, there were approximately 82 recorded owners of our common stock.

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

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operation for 2017 and 2016 should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-

looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K. We use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward-looking statements.

Overview

Rangeford Resources, Inc. (the "Company") was incorporated on December 4, 2007, in the state of Nevada. The Company has never declared bankruptcy and it has never been in receivership. Since becoming incorporated, Rangeford Resources has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations. On December 26, 2016, Rangeford Resources Inc. formed a wholly owned subsidiary, Cherryvale Kansas in order to execute potential purchase agreements.

Upon receipt of adequate capital, we intend to enter into oil and gas leases or acquire property. The fiscal year end is March 31st. The Company has not had revenues from operations since its inception and/or any interim period in the current fiscal year.

Going Concern

We have incurred net losses of approximately $9,400,000 since inception through March 31, 2017. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended March 31, 2017 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Purchase and Sale Agreements

Cherryvale, Kansas Acquisition

On December 26, 2016, Rangeford Resources Inc. formed a wholly owned subsidiary, Cherryvale Kansas, LLC and executed a purchase and sale agreement on December 26, 2016 with Dog Day, Inc., a Texas Corporation (“DDI”), headquartered in Nacogdoches Texas for the acquisition of certain oil and gas leases covering approximately 800 gross acres of land and DDI’s interest in approximately 53 wells. DDI failed to obtain necessary consents by February 2017, and the purchase agreement was not consummated as of March 31, 2017.

Great Northern Energy, Inc.

On November 15, 2012, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with Great Northern Energy, Inc. (“GNE”) to acquire a substantial non-operating working interest in oil assets in East Texas. As of March 31, 2014, the Company had issued 7,400,000 shares of common stock to GNE towards the purchase of the oil and gas properties. Due to the lack of any tangible results as contemplated in the Agreement, and to GNE's failure to uphold certain of its obligations under the Agreement, we determined it would be in our best interest to terminate the Agreement.  As noted previously, Joseph Brent Loftis, Chairman of GNE was convicted on March 29, 2018, of 5 counts of Wire Fraud (18 U.S.C. 1343) and 2 counts of Money Laundering (18 U.S.C. 1957). The Company has filed a Victim Impact Statement with the Court, seeking $38,800,000 in total restitution, the amount constituting the $700,000 in cash remitted by the Company to GNE and the value of the 7,400,000 shares remitted and, as yet, uncancelled.

GNE has returned the stock certificate for 7,400,000 shares, however, GNE did not submit an executed stock power which is required to cancel the GNE shares. As such, the 7,400,000 shares are considered issued and outstanding at March 31, 2017.

Black Gold Kansas Production, LLC

Kansas – George Prospect

On June 1, 2015, the Company executed a Purchase and Sale Agreement (the "George PSA") with Black Gold Kansas Production, LLC, a Texas limited liability company (“BGKP”).   Pursuant to the George PSA, the Company was to receive a 30% working interest and a 26.25 % net revenue interest in and to the George Prospect and the 4 drilled and completed wells located in Kansas.  In addition, the Company was to acquire a 75% interest in and to approximately 3,000 acres of land within Bourbon and Allen Counties that contained approximately 42 proved undeveloped (PUD) locations for drilling. Pursuant to the George PSA, the parties also entered into a Joint Exploration Agreement. On July 23, 2015, the parties also entered into an amendment and extension to the George PSA until October 1, 2015.

The Company was entitled to conduct due diligence of the properties prior to closing. Subsequently, after assessing the Purchase and Sale Agreements, we elected to not to close on the transactions due to litigation between Black Gold Kansas Production, LLC and another working interest owner concerning the use of funds and operating control.

Plan of Operation

We have $1,334,051 in current liabilities as of March 31, 2017. From the date of inception (December 4, 2007) to March 31, 2017, the Company has recorded a net loss of $9,416,057 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form S-1, and expenses relating to maintaining Reporting Company status with the SEC. In order to survive as a going concern the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

Since August 15, 2008, the Company has issued 20,545,534 shares of common stock. Proceeds from the sale of common stock and Series A convertible preferred stock have been utilized by the Company to fund its initial development including administrative costs associated with maintaining its status as a Reporting Company as defined by the Securities and Exchange Commission ("SEC") under the Exchange Act of 1934 as amended. The Company plans to focus efforts on selling their common shares in order to continue to fund its initial development and fund the expenses associated with maintaining a reporting company status.

Results of Operations

For the Year Ended March 31, 2017 Compared to the Year Ended March 31, 2016

During the years ended March 31, 2017 and 2016, the Company did not recognize any revenues from its operating activities. In part, because such activities were focused on identifying potential opportunities and properties.

During the year ended March 31, 2017, the Company recognized a net loss of $1,253,662 compared to $901,966 for the year ended March 31, 2016. The decrease of approximately $352,000 was primarily a result of the reduction in professional fees of  approximately $687,000, an increase in professional fees related parties of approximately $365,000, an increase in general and administrative expenses of $772,000 of which approximately $530,000 is related to executive compensation, gain on extinquishment of debt of approximately $91,000, an increase in interest expense of approximately $14,000, and a decrease in investor relations of approximately $22,000.

Liquidity and Capital Resources

As of March 31, 2017, the Company had total current assets of $46, consisting solely of cash. As of March 31, 2017, the Company had total current liabilities of $1,334,051 which includes $1,227,425 in accounts payable, $17,100 in accounts payable- related party, note payable of $12,789, $76,637 in accrued interest, and, $100 in related party advances. As of March 31, 2017, the Company had a working capital deficit of $1,334,005.

During the year ended March 31, 2017, the Company used cash of $278,333 in our operations compared to $57,608 during the year ended March 31, 2016. No cash was provided or used by investing activities during the year ended March 31, 2017 or 2016. During the year ended March 31, 2017, the Company received funds of $278,269 from our financing activities compared to $57,679 during the year ended March 31, 2016.  Net cash decreased for the year ended March 31, 2017 totaling $64, and increased $110 for the period ended March 31, 2016.

At various times during the year ended March 31, 2017, a related party advanced funds to the Company for operating expenses. During the year ended March 31, 2017, the related party advanced a total of $258,269 to the company, and advanced a total of $57,679 during the year ended March 31, 2016.

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

Decisions regarding future participation in exploration wells or geophysical studies or other activities will be made on a case-by-case basis. The Company may, in any particular case, decide to participate or decline participation. If participating, the Company may pay its proportionate share of costs to maintain the Company's proportionate interest through cash flow or debt or equity financing. If participation is declined, the Company may elect to farm-out, non-consent, sell or otherwise negotiate a method of cost sharing in order to maintain some continuing interest in the prospect.

Off Balance Sheet Arrangements

None

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with a maturity of three months or less and deposits in money market funds that are readily convertible to cash to be cash equivalents. Cash and cash equivalents were primarily concentrated in two financial institutions at March 31, 2017. The Company periodically assesses the financial condition of its financial institutions and considers any possible credit risk to be minimal.

Income taxes

The Company accounts for income taxes under ASC 740 "Income Taxes" which codified SFAS 109, "Accounting for Income Taxes" and FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No.109.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Fair Value of Financial Instruments

The Company follows the authoritative accounting guidance for measuring fair value of assets and liabilities in its consolidated financial statements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants who are independent, knowledgeable and willing and able to transact would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. The Company is able to classify fair value balances based on the observability of these inputs. The authoritative guidance for fair value measurements establishes three levels of the fair value hierarchy, defined as follows:

•	Level 1: Unadjusted, quoted prices for identical assets or liabilities in active markets.

•

Level 2: Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly for substantially the full term of the asset or liability.

•	Level 3: Significant, unobservable inputs for use when little or no market data exists, requiring a significant degree of judgment.

The hierarchy gives the highest priority to Level 1 measurements and the lowest priority to Level 3 measurements. Depending on the particular asset or liability, input availability can vary depending on factors such as product type, longevity of a product in the market and other particular transaction conditions. In some cases, certain inputs used to measure fair value may be categorized into different levels of the fair value hierarchy. For disclosure purposes under the accounting guidance, the lowest level that contains significant inputs used in the valuation should be chosen.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets and certain identifiable intangibles for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amounts of the assets to future net cash flows expected to be generated by the assets.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets based on estimated future cash flows. No impairment charges were recorded for the year ended March 31, 2017 and 2016.

Earnings Per Share Information

FASB ASC 260, “Earnings Per Share” provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Common stock equivalents are excluded from the calculation when a loss is incurred as their effect would be anti-dilutive.

Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and expenses. The ability of the Company to continue operating is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update No. 2016-09: Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 is part of an initiative to reduce complexity in accounting standards. The areas of simplification in ASU 2016-09 involve several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for consolidated financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years; early application is permitted. The provisions of this accounting update did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02: Leases (Topic 842) (ASU 2016-02). The main objective of ASU 2016-02 is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 requires lessees to recognize assets and liabilities arising from leases on the balance sheet. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. For public entities, ASU 2016-02 is effective for consolidated financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; early application is permitted. The provisions of this accounting update are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance addresses eight specific cash flow issues for which current GAAP is either unclear or does not include specific guidance. The guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted, provided that all of the amendments are adopted in the same period. This ASU must be adopted using a retrospective transition method. The Company plans to adopt this guidance effective March 31, 2018. The Company has not identified any changes to this guidance that upon adoption will have a material effect on its cash flows.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for a smaller reporting company.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Rangeford Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rangeford Resources, Inc. (the Company) as of March 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended March 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two year period ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the

Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Company’s absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2019 raise substantial doubt about its ability to continue as a going concern. These 2018 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

We have served as the Company’s auditor since 2017.

Houston, Texas

September 10, 2018

7600 W. TIDWEL, SUITE 501 • HOUSTON, TEXAS 77040 TEL: (713) 800-4343

FAX: (713) 456-2408

RANGEFORD RESOURCES, INC.
Consolidated Balance Sheets
	March 31,
	2017	2016
ASSETS
Current assets
Cash	$46	$110
Debt Issuance Costs-net of amortization	-	-
Total current assets	46	110
Deposit (Note 3)	-	-
Total assets	$46	$110

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,227,425	$1,249,654
Accounts payable- related party	17,100	17,100
Accrued interest payable-related party	76,637	43,462
Note payable	12,789	-
Related party advances	100	100
Total current liabilities	1,334,051	1,310,316
Related party notes payable	1,004,607	656,338
Total liabilities	2,338,658	1,966,654

Commitments

Stockholders' deficit
Series A convertible preferred stock, $0.001 par value, stated value $5.00 per share, 3,000,000 shares authorized; 182,000 and 182,000 shares issued and outstanding, respectively	182	182
Common stock to be issued	787,000	320,000
Common stock, $0.001 par value; 75,000,000 shares authorized; 20,545,534 and 20,105,293 shares issued and outstanding, respectively	20,545	20,105
Additional paid in capital	6,269,718	5,855,564
Retained Earnings	(9,416,057)	(8,162,395)
Total stockholders' deficit	(2,338,612)	(1,966,544)
Total liabilities and stockholders' deficit	$46	$110

See accompanying notes to the audited consolidated financial statements.

RANGEFORD RESOURCES, INC.
Consolidated Statements of Operations

	Year ended March 31,
	2017	2016
Operating expenses
Investor relations	$10,557	$32,905
Professional fees	107,459	794,340
Professional fees-related party	365,079	0
General and administrative	825,810	53,778
Total operating expenses	1,308,905	881,023

Loss from operations	(1,308,905)	(881,023)

Other expense
Interest expense	35,478	20,943
Gain on settlement of accrued compensation	(90,721)
Total other expense (gain)	(55,243)	20,943

Loss before income taxes	(1,253,662)	(901,966)

Provision for income tax	-	-

Net loss	(1,253,662)	$(901,966)

Preferred stock dividends	(72,800)	(72,800)

Net loss attributable to common shareholders	$(1,326,462)	$(974,766)

Basic and diluted loss per common share	$(0.06)	$(0.05)

Weighted average shares outstanding	20,408,707	20,105,293

See accompanying notes to the audited consolidated financial statements.

RANGEFORD RESOURCES, INC.

Consolidated Statement of Stockholders' Equity (Deficit)

	Series A Convertible Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Total
Balance, March 31, 2015	182,000	$182	20,105,293	$20,105	$80,000	$5,855,564	$(7,260,429))	$(1,304,578)
Common stock issued for services	-	-	-	-	240,000	-	-	240,000
Net loss	-	-	-	-	-	-	(901,966)))	(901,966)

Balance, March 31, 2016	182,000	182	20,105,293	20,105	320,000	5,855,564	(8,162,395))	(1,966,544)
Common stock issued for services	-	-	325,241	325	365,000	289,675	-	655,000
Settlement of accrued compensation	-	-	-	-	102,000	-	-	102,000

Warrant expense	-	-	-	-	-	9,594	-	9,594

Advances converted to common stock	-	-	115,000	115	-	114,885	-	115,000
Net loss	-	-	-	-	-	-	(1,253,662)	(1,253,662)
Balance, March 31, 2017	182,000	$182	20,545,534	$20,545	$787,000	$6,269,718	$(9,416,057)	$(2,338,612)

See accompanying notes to the audited consolidated financial statements.

RANGEFORD RESOURCES, INC.
Consolidated Statements of Cash Flows

	Year ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(1,253,662)	$(901,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock Based Compensation	655,000	240,000
Gain on settlement of accrued compensation	(90,721)	-
Amortization of debt issuance costs	2,303	-
Warrant expense	80	-
Changes in operating liabilities:
Accounts payable	170,492	607,335
Accounts payable- related party	238,175	(23,920)
Accrued interest payable	-	20,943
Net cash used in operating activities	(278,333)	(57,608)

Cash flows from financing activities
Proceeds from related party payable	258,269	57,679
Proceeds from Senior Note payable	20,000	-
Debt issuance costs		-
Net cash provided by financing activities	278,269	57,679
Net (decrease) increase in cash	(64)	71
Cash at beginning of period	110	39
Cash at end of period	$46	$110
Supplemental disclosure of non-cash investing and financing activities:
Issuance of 115,000 shares of common stock in exchange for related party notes payable	$115,000	$-
Related Party accounts payable converted to note payable	$205,000	$-
Warrant issued with debt	$9,514	-
Stock payable for accrued compensation	$102,000	$-
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the audited consolidated financial statements.

Notes to Consolidated Financial Statements

RANGEFORD RESOURCES, INC.

Consolidated Notes to Consolidated financial statements

March 31, 2017 and 2016

Note 1 -Nature of Business

Rangeford Resources, Inc. (the Company) was incorporated on December 4, 2007 in the State of Nevada.  The Company was organized under the laws of the State of Nevada on December 4, 2007 for the purpose of purchasing, developing and operating oil and gas leases.  On December 26, 2016, Rangeford Resources Inc. formed a wholly owned subsidiary, Cherryvale Kansas, LLC in order to execute a purchase and sale agreement. The agreement was not consummated and the subsidiary had no operations.

Note 2 - Significant Accounting Policies

Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with a maturity of three months or less and deposits in money market funds that are readily convertible to cash to be cash equivalents. Cash and cash equivalents were primarily concentrated in two financial institutions at March 31, 2017. The Company periodically assesses the financial condition of its financial institutions and considers any possible credit risk to be minimal.

Income taxes

The Company accounts for income taxes under ASC 740 "Income Taxes" which codified SFAS 109, "Accounting for Income Taxes" and FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No.109.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Fair Value of Financial Instruments

The Company follows the authoritative accounting guidance for measuring fair value of assets and liabilities in its consolidated financial statements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants who are independent, knowledgeable and willing and able to transact would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. The Company is able to classify fair value balances based on the observability of these inputs. The authoritative guidance for fair value measurements establishes three levels of the fair value hierarchy, defined as follows:

•	Level 1: Unadjusted, quoted prices for identical assets or liabilities in active markets.

•

Level 2: Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly for substantially the full term of the asset or liability.

•	Level 3: Significant, unobservable inputs for use when little or no market data exists, requiring a significant degree of judgment.

The hierarchy gives the highest priority to Level 1 measurements and the lowest priority to Level 3 measurements. Depending on the particular asset or liability, input availability can vary depending on factors such as product type, longevity of a product in the market and other particular transaction conditions. In some cases, certain inputs used to measure fair value may be categorized into different levels of the fair value hierarchy. For disclosure purposes under the accounting guidance, the lowest level that contains significant inputs used in the valuation should be chosen.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets and certain identifiable intangibles for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amounts of the assets to future net cash flows expected to be generated by the assets.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets based on estimated future cash flows. No impairment charges were recorded for the year ended March 31, 2017 and 2016.

Earnings Per Share Information

FASB ASC 260, “Earnings Per Share” provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Common stock equivalents are excluded from the calculation when a loss is incurred as their effect would be anti-dilutive.

Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and expenses. The ability of the Company to continue operating is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update No. 2016-09: Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 is part of an initiative to reduce complexity in accounting standards. The areas of simplification in ASU 2016-09 involve several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for consolidated financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years; early application is permitted. The provisions of this accounting update did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02: Leases (Topic 842) (ASU 2016-02). The main objective of ASU 2016-02 is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 requires lessees to recognize assets and liabilities arising from leases on the balance sheet. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. For public entities, ASU 2016-02 is effective for consolidated financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; early application is permitted. The provisions of this accounting update are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance addresses eight specific cash flow issues for which current GAAP is either unclear or does not include specific guidance. The guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted, provided that all of the amendments are adopted in the same period. This ASU must be adopted using a retrospective transition method. The Company plans to adopt this guidance effective March 31, 2018. The Company has not identified any changes to this guidance that upon adoption will have a material effect on its cash flows.

Note 3 – Agreement to Purchase Oil and Gas Properties

 Cherryvale, Kansas Acquisition

On December 26, 2016, Rangeford Resources Inc. formed a wholly owned subsidiary, Cherryvale Kansas, LLC and executed a purchase and sale agreement on December 26, 2016 with Dog Day, Inc., a Texas Corporation (“DDI”), headquartered in Nacogdoches Texas for the acquisition of certain oil and gas leases covering approximately 800 gross acres of land and DDI’s interest in approximately 53 wells. DDI failed to obtain necessary consents by February 2017, and the purchase agreement was not consummated as of March 31, 2017.

Great Northern Energy, Inc.

On November 15, 2012, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with Great Northern Energy, Inc. (“GNE”) to acquire a substantial non-operating working interest in oil assets in East Texas. As of March 31, 2014, the Company had issued 7,400,000 shares of common stock to GNE towards the purchase of the oil and gas properties. Due to the lack of any tangible results as contemplated in the Agreement, and to GNE's failure to uphold certain of its obligations under the Agreement, we determined it would be in our best interest to terminate the Agreement.

GNE has returned the stock certificate for 7,400,000 shares, however, GNE did not submit an executed stock power which is required to cancel the GNE shares. As such, these shares are considered issued and outstanding at March 31, 2017.

Black Gold Kansas Production, LLC

Kansas – George Prospect

On June 1, 2015, the Company executed a Purchase and Sale Agreement (the "George PSA") with Black Gold Kansas Production, LLC, a Texas limited liability company (“BGKP”).   Pursuant to the George PSA, the Company was to receive a 30% working interest and a 26.25 % net revenue interest in and to the George Prospect and the 4 drilled and completed wells located in Kansas.  In addition, the Company was to acquire a 75% interest in and to approximately 3,000 acres of land within Bourbon and Allen Counties that contained approximately 42 proved undeveloped (PUD) locations for drilling. Pursuant to the George PSA, the parties also entered into a Joint Exploration Agreement. On July 23, 2015, the parties also entered into an amendment and extension to the George PSA until October 1, 2015.

The Company was entitled to conduct due diligence of the properties prior to closing. Subsequently, after assessing the Purchase and Sale Agreements, we elected to not to close on the transactions due to litigation between Black Gold Kansas Production, LLC and another working interest owner concerning the use of funds and operating control.

Note 4 - Note Payable

In December 2016, the Company issued a $20,000 8% Senior note with 40,000 warrants exercisable at $0.50 per share. The note matures on December 9, 2017, and accrued interest was $491 for the year ended March 31, 2017.  The fair value of the warrants was $9,514, and was reported as a debt discount with amortization of $2,303 for the year ended March 31, 2017.  The note payable balance net of the discount as of March 31, 2017 was $12,789.

Note 5 - Stockholders’ Equity

Series A Convertible Preferred Stock

The Company is authorized to issue 3,000,000 Shares of our Series “A” Convertible Preferred Stock, $0.001 par value per share (the “Preferred Stock”). The Stated Value of the Preferred Stock is $5.00 per Share (the “Stated Value”). Each Share of Preferred Stock bears an eight percent (8%) cumulative dividend (the “Dividend”), due and payable quarterly as of July 31, October 31, January 31 and April 30.  The Company records cumulative dividends whether or not declared. Each share may be converted by the holder thereof, at any time, into one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and one warrant exercisable at $6.50 per share into one share of the Company’s common stock (the “Warrant”).  The Company may force conversion to common stock and one warrant if the Company’s common stock trades over $7.00 for forty-five consecutive trading days.

During the years ended March 31, 2017 and 2016, the Company had deemed dividends of $72,800 and $72,800.  No dividends were declared or paid.  Accumulated dividends in arrears as of March 31, 2017 is $194,266.

Common stock

The authorized common stock of the Company consists of 75,000,000 shares with par value of $0.001.

During the year ended March 31, 2017, the Company issued 325,241 shares of common stock valued at $290,000, valued based on the price at close on the last trading day of each month which services were rendered for compensation and services as follows:

•125,241 shares issued for executive compensation valued at $110,000, with additional executive compensation due totaling $332,000, to be paid by common stock to be issued, and is included in general and administrative expense in the consolidated statement of operations

•200,000 shares issued for professional fees valued at $180,000.

During the year ended March 31, 2017, consulting services totaling approximately $365,000 were accrued to common stock payable and are included in executive compensation and professional fees-related party in the consolidated statement of operations.

During the year ended March 31, 2017, a related party converted advances totaling $115,000 to common stock at $1 per share, which was equivalent of the stock value on the date of conversion.

During the year ended March 31, 2016, consulting services totaling $240,000 were accrued to common stock payable are included in Professional Fees in the consolidated statement of operations.

As of March 31, 2017, there is $787,000 in common stock payable which is payable in 1,002,880 shares of common stock.

For the year ended March 31, 2017, 40,000 warrants were issued in relation to a note payable for $20,000 and were valued at $9,514. In addition, 8,800 warrants were issued for professional services valued at $80, and are included in Professional fees in the consolidated statement of operations.

Net loss per common share

Net loss per share is computed using the basic and diluted weighted average number of common shares outstanding during the period.  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Potential dilutive securities (stock options and warrants) have not been considered when their effect would be antidilutive. The potentially dilutive shares, including both stock options and warrants would have been 356,800 and 428,000 shares for the year ended March 31, 2017 and 2016.

Options

On April 28, 2014, the Company granted 308,000 options to purchase the Company’s common stock with a three year term and an exercise price of $1 for 108,000 options and $3 for 200,000 options, pursuant to the terms of the board of director’s agreement. The options were immediately vested and had a fair value of $1,179,395 as the grant date. The options were outstanding for the years ended March 31, 2017 and 2016.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities were based on volatilities from similar companies given our limited trading history.

The expected term of options granted is estimated at the contractual term as noted in the individual option agreements and represents the period of time that options granted are expected to be outstanding. The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury bill rate in effect at the time of grant for treasury bills with maturity dates at the estimated term of the options. A summary of option activity as of March 31, 2017 and 2016, and changes during the year then ended are presented below:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding March 31, 2015	308,000	$2.299	2.3	$-
Granted, exercised, expired	-	$-	-	-
Outstanding and exercisable March 31, 2016	308,000	$2.299	1.08	$-
Granted, exercised, expired	-	$-	-	-
Outstanding and exercisable March 31, 2017	308,000	$2.299	0.08	$-

No option expense was recognized  during the year ended March 31, 2017 and 2016.

Warrants

The fair value of each warrant granted was estimated on the date of grant using the Black-Scholes option valuation. Expected volatilities are based on volatilities from the historical trading ranges of the Company’s stock. The expected term of warrants granted is estimated at the contractual term and represents the period of time that warrants are expected to be outstanding. The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury bill rate in effect at the time of grant for bonds with maturity dates at the estimated term of the options. The key assumptions used in evaluating the warrants and the estimated fair value are as follows for the year ended March 31, 2017 is as follows:

March 31, 2017
Expected volatility	190%
Expected dividends	0
Expected term (in years)	3.0
Risk-free rate	1.44%

A summary of warrant activity for the years ended March 31, 2017 and 2016 are presented below:

	Number of Warrants	Weighted Average Exercise Price
Balance at March 31, 2015	300000.00	$4.60
Granted	-	$-
Exercised	-	-
Expired	(180000.00)	$4.73
Balance at March 31, 2016	120000.00	$4.40
Granted	48800.00	$0.51
Exercised	-
Expired	(120000.00)	$4.40
Balance at March 31, 2017	48800.00	$0.51
Warrants exercisable at March 31, 2017	48800.00	$0.51

Note 6 - Income Taxes

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

The Company has not taken a tax position that, if challenged, would have a material effect on the consolidated financial statements for the years ended March 31, 2017 and 2016, applicable under ACS 740.

Net deferred tax assets consist of the following:

	March 31, 2017	March 31, 2016
Net operating loss carryforward	$(3,201,459)	$(2,775,214)
Valuation allowance	3,201,459	2,775,214

Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the 34% statutory rate to the income tax recorded is as follows:

	March 31, 2017	March 31, 2016
Tax benefit at statutory rate	$(426,245)	$(306,668)
Change in Valuation allowance	426,245	306,668
Tax expense	$-	$-

The Company did not pay any income taxes during the years ended March 31, 2017 or 2016.

The effective tax rate for the years ended March 31, 2017 and 2016 varies from the statutory rate primarily as a result of recording a valuation allowance. The net federal operating loss carry forward will expire in 2034.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 7 – Related Party Notes Payable and Advances

On November 28, 2012, the CE McMillan Family Trust (the "CE Trust") advanced the Company $100 to facilitate the opening of a new bank account in Irving, Texas. The trustee of the C.E. McMillan Family Trust is also the managing member of Cicerone Corporate Development, LLC ("Cicerone").  The advance had not been repaid as of March 31, 2017.

On September 4, 2013, we received a $750,000 Revolving Credit Note (the "Revolving Note") from Cicerone for operating expenses.  The Revolving Note matured on February 1, 2015 and was extended to February 1, 2017 on the same terms and conditions and was reclassified to non-current liabilities. The note bears interest at the rate of LIBOR plus 2.75% per annum. On March 1, 2016 the revolving note was increased to $1,250,000. On July 6, 2016, the note was modified to include conversion of any amount of the debt to common stock at a conversion price of $1, which was the market value per share and an extension to June 30, 2018. At this time the amendment was considered debt extinguishment with only a nominal gain on extinguishment.  On July 22, 2016 Cicerone converted $115,000 in advances to common stock. As of March 31, 2017 and 2016, the balance due was $799,607 and $656,338, respectively, with related accrued interest of $76,005 and $43,462, respectively. Interest expense related to this debt was $32,594 and $20,943 during the years ended March 31, 2017 and 2016, respectively.

The Company has a consulting agreementwith Fidare to provide consulting services relating to corporate governance, accounting procedures and control and strategic planning. The managing member of Fidare is the C.E. McMillan Family Trust. Harry McMillan is trustee of the C.E. McMillan Family Trust. Fidare receives monthly compensation of shares of common stock valued at $10,000 based on the price at the close on the last trading day of each month. As of March 31, 2017, $150,000 was due in shares of common stock which is included in Common Shares Payable. For the years ended March 31, 2017 and 2016, the Company recorded $110,000 and $40,000, respectively, in consulting fees related to this agreement.

A promissory note totaling $205,000, included in related party notes payable, for an executive consulting agreement was executed for the year ended March 31, 2017. The note bears interest at 4% and matures on April 1, 2019. Accrued interest as of March 31, 2017 and 2016 totaled $91 and $0, respectively.

Note 8 – Commitments and Contingencies

As seen herein, the Company has filed a Victim Impact Statement with the U.S. District Court in Montana in the matter of U.S. v, Joseph Brent Loftis (CR 15-11-BU-DLC D. Mont.) seeking $38,800,000 in restitution from GNE and Jospeh Brent Loftis. Sentencing in the matter is scheduled for July 20, 2018.

The Company has several consulting arrangements for services related to business development and accounting.  The agreements were for hourly and monthly services for less than 6 month periods.

Note 9 – Subsequent Events

Effective July 1, 2017, the Company entered into a new Consulting Agreement with Fidare to provide consulting services relating to corporate governance, accounting procedures and control and strategic planning. The managing member of Fidare is the C.E. McMillan Family Trust. Harry McMillan is trustee of the C.E. McMillan Family Trust. Fidare receives monthly compensation of shares of common stock valued at $10,000 based on the price at the close on the last trading day of each month.

On October 20, 2017, the Company received $30,000 for the purchase of 200,000 restricted common shares at $0.15 per share and 100,000 warrants at $.50 per share exercise price with a three-year term.

On January 2, 2018, the Company converted a $20,000 promissory note’s principal and interest for 133,334 restricted common shares.

On February 6, 2018, management signed a repayment agreement with a creditor related to  its court approved judgment and bank account lien in the amount of $16,026. As of June 30, 2018, the Company has paid $15,434.

During  March, 2018, the Company received $50,000 from subscription agreements for the purchase of 333,335 restricted common shares and  250,000 warrants with a $0.50/share exercise price and three year maturity.

During April 2018, the Company issued 422,000 shares in settlement of executive consulting expenses incurred during prior years.

For the period ended March 31, 2018, the Company issued 1,215,641 shares for compensation expenses, and 832,988 shares for consulting expenses.

On August 10, 2018 the Company was notified the government convicted Mr. Loftis, former executive of Great Northern Energy, to a forfeiture order of $1,662,749.10. Chief Judge Christensen futher ordered Loftis to pay $7,931,666.55 in restitution to the victims of his crimes. Rangeford Resources had filed a Victim Impact Statement “United States v. Joseph Brent Loftis CR-15-11-BU-DLC for restitution for its $700,000 cash investment and 7,400,000 shares of Rangeford Resources, Inc. Common stock was issued at a market price of $5.00/shares (contract date November 15, 2012) valued at $37,000,000.

On August 14, 2018, Rangeford Resources’ board of directors unanimously approved to retire 7,400,000 shares of common stock (stock certificate #1044 dated January 30 ,2013) issued to Great Northern Energy, Inc.  Great Northern Energy surrendered the stock certificate to the transfer agent on June 1, 2013 and wrote letters to the SEC an FINRA confirming the release of the stock certificate. However, management elected not retire the stock certificate at the request of federal law enforcement official pending the conviction and sentencing of Great North Energy’s Joseph Brent Loftis.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the period covered by this Report, there were no disagreements of the type described in paragraph (a)(1)(iv) or any reportable events as described in paragraph (a)(1)(v) of Item 304(b) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.  Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and our principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective as a result of the material weaknesses in our internal control over financial reporting discussed below.

Management’s Annual Report on Internal Control Over Financial Reporting.  Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2017, due to the material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weaknesses

Our management has concluded that our internal control over financial reporting was not effective as of March 31, 2017 due to our inability to file timely reports and lack of subject matter expertise related to accounting for income taxes and related complex disclosures.

Nonetheless, we have concluded that this material weakness does not require a change in the consolidated financial results for the years ended March 31, 2017 and 2016, nor does it require a restatement of or change in our consolidated financial statements for any prior annual or interim period.

Remediation Plan

Management has begun implementing a remediation plan to address the control deficiencies that led to the material weaknesses. The remediation plan includes the following:

• Enhancing the use of third-party subject matter specialists for accounting transactions and related financial statement reporting treatment for significant and unusual transactions where we may not have in-house experience or expertise in those matters

• The addition of more experienced accounting staff  in order to file timely reports and become compliant in previous quarter filings

We believe that these measures, if effectively implemented and maintained, will remediate the remaining material weaknesses discussed above.

Changes in internal controls.  There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table and text set forth the names and ages of all directors and executive officers as of May 1, 2016.

Name	Age	Position
Thomas Lindholm	55	CEO
Marc Duncan	60	COO

 Mr. Lindholm brings more than thirty-three years of experience as a senior corporate executive, as well as a seasoned investment and merchant banker. Mr. Lindholm has direct experience in the oil and gas industry working for the past seven years in oil field services and E&P. Previously, Mr. Lindholm was Executive Vice President of Radiant Oil and Gas, Inc. and consultant to several other oil and gas companies in Houston, Texas. In Mr. Lindholm’s banking career, Mr. Lindholm was Managing Director of Victory Partners, LLC. a boutique investment banking firm in Dallas, Texas and Mr. Lindholm also served as Executive Vice President of KBK Capital Corporation, a publicly traded specialty commercial finance company based in Fort Worth, Texas. Prior to KBK, Mr. Lindholm was Senior Vice President of Bank One, N.A. (Acquired by Chase Bank). Mr. Lindholm holds a Bachelors Degree from the University of Denver.

Mr. Duncan previously served as President and Chief Operating Officer of Contango Oil and Gas and subsidiaries from 2005 until February 2014 which at it ‘peak had grown from a market cap of $200 million to $1.5 Billion. Mr. Duncan has over 35 years of experience in the energy industry and has served in a variety of domestic and international management positions relating to natural gas and oil exploration. Aside from his domestic experience, Mr. Duncan worked and resided in Dubai, Ecuador, Africa, Indonesia, China, UK and Ukraine developing the assets with local government entities and foreign partners. Mr. Duncan served as President and COO for USENCO International Inc. from 2000 to 2004 and with Hunt Oil Company from 2004 to 2005. He’s been an active member of The Society of Petroleum since 1981.

Corporate Governance & Board Independence

As of the date of this Report, our Board of Directors has two directors and has not established Audit, Compensation, and Nominating or Governance Committees as standing committees. The Board does not have an executive committee or any committees performing a similar function. We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent and do not currently have any independent board members.

Due to our lack of operations and size, we do not have an Audit Committee. Furthermore, since we are not currently listed on a national securities exchange, we are not subject to any listing requirements mandating the establishment of any particular committees.  For these same reasons, we did not have any other separate committees during fiscal 2017; all functions of a nominating committee, audit committee and compensation committee were performed by our whole board of directors.  Our board of directors intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges as necessary. Therefore, we intend that a majority of our directors will eventually be independent directors and at least one director will qualify as an “audit committee financial expert.”

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

Board Leadership Structure and the Board’s Role in Risk Oversight.

Our Board currently has two members, Tom Lindholm and Marc Duncan, who serve as our CEO and COO, respectively.  Our Board is actively involved in our risk oversight function and collectively undertakes our risk oversight function. This review of our risk tolerances includes, but is not limited to, financial, legal and operational risks and other risks concerning our reputation and ethical standards.

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

Other than the lawsuits disclosed under Item 3 above, neither we nor any of our direct or indirect subsidiaries is a party to, nor is any of our property the subject of, any legal proceedings. There are no proceedings pending in which any of our officers, directors or 5% shareholders are averse to us or any of our subsidiaries or in which they are taking a position or have a material interest that is adverse to us or any of our subsidiaries.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, requires that our directors, executive officers and persons who own more than 10% of a class of our equity securities that are registered under the Exchange Act to file with the SEC initial reports of ownership and reports of changes of ownership of such registered securities.

To our knowledge, based solely on a review of such materials as are required by the SEC, none of our officers, directors or beneficial holders of more than 10% of our issued and outstanding shares of common stock failed to timely file with the SEC any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act, during the fiscal year ended March 31, 2017.

Code of Business Conduct, Code of Ethics and Code of Ethics for Financial Professionals

The Company has not adopted a Code of Ethics which applies to our directors, officers, employees and representatives due to the fact that we are in the developmental stage of our operations and have a limited number of employees. We intend to adopt a code of ethics during this fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

The following discussion summarizes all compensation awarded to, earned by, or paid to our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in the following table but for the fact that the individual was not serving as an executive officer of our company at March 31, 2017 for all services rendered in all capacities to us for the last two fiscal years ended March 31, 2017 and 2016.

The following table sets forth the compensation paid to our executive officers for services rendered during the preceding two fiscal years.

SUMMARY COMPENSATION TABLE

Name and		Salary	Bonus	Stock Awards	Option Awards	No-Equity Incentive Plan Compensation Earnings	Change in Pension Value and Non=qualified Deferred Compensation Earnings	All Other Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Thomas Lindholm, CEO	2017	110,000		220,000					330,000
Marc Duncan COO	2017	100,000		100,000					200,000
Colin Richardson, CEO	2017	-		122,000					122,000
Colin Richardson, CEO	2016	120,000		120,000					240,000

Employment Agreements

After completing an executive search, the Board approved and appointed, Mr. Thomas Lindholm as the Chief Executive Officer.

 In connection with his appointment as CEO, the Board entered into an Employment Agreement with Mr. Lindholm (the “Agreement”). The Agreement has a term of three years starting May 1, 2016. Pursuant to the Employment Agreement, Mr. Lindholm shall receive monthly compensation in the amount of: $10,000 in accordance with the Company’s regular payment schedule, shares of the Company’s common stock valued at $20,000 based on its price at the close on the last trading day of each month, and stock options for performance objectives over the next three years. This brief description of the Agreement is only a summary of the material terms and is qualified in its entirety by reference to the full text of the form of the Agreement as attached to the Current Report on Form 8-K dated May 9, 2016 as Exhibit 99 .

After completing an executive search, the Board approved and appointed, Mr. Marc Duncan as President and Chief Operating Officer of Rangeford Resources, Inc. In connection with his appointment as President and COO, we entered into an Employment Agreement with Mr. Duncan (the “Agreement”); the Agreement has a term of three years starting June 1, 2016. Pursuant to the Employee Agreement, Mr. Duncan shall receive monthly compensation in the amount of: $10,000 in accordance with the Company’s regular payment schedule, that number of shares of the Company’s common stock valued at $10,000 based on its price at the close on the last trading day of each month and stock options for performance over the next three years. The foregoing shares shall be issued as of the last business day of each month. This brief description of the Agreement is only a summary of the material terms and is qualified in its entirety by reference to the full text of the form of the Agreement as attached to this Current Report on Form 8-K dated May 20, 2016 as Exhibit 99.2.

Outstanding Equity Awards at Fiscal Year-End

Outstanding equity awards at March 31, 2017 and March 31, 2016 includes both stock options and warrants totaling 356,800 and 428,000 shares, respectively.

Director Compensation

Pursuant to our Amended and Restated Bylaws, Directors may be paid their expenses of attendance at each meeting of the Board of Directors and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as director.

The following table sets forth certain information concerning compensation paid to our directors for services as directors:

Name	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation	Total
	($)	($)	($)	($)	($)	($)	($)
March 31, 2016
Michael Farmer	24,000						24,000
March 31, 2017:
Michael Farmer	20,000						20,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of March 31, 2017 by (I) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of March 31, 2017, we had 20,545,534 shares of Common Stock issued and outstanding and 182,000 shares of Series A Preferred Stock outstanding that are convertible on a one for one basis.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 120 days of March 31, 2017.  For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 120 days of March 31, 2017 is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

 Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Title of Class	Name (1)	Amount and Nature of Beneficial Owner	Percent of Class (2)
Common Stock	Great Northern Energy, Inc.	7,400,000 (3)	36%
		Direct
Common Stock	Colin Richardson	1,102,720	5%
		Direct
Common Stock	Austin Powers	1,500,000	7%
		Direct

(1) Unless otherwise noted, the address for each beneficial owner is 301 Commerce St, Suite, Fort Worth, TX 76102.

(2) Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(3) These are the shares we issued to GNE pursuant to the purchase and sale agreement, as amended and further modified we entered into with GNE (See "Company Overview" above).

 Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of March 31, 2017.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Other than the relationships and transactions discussed below, we are not a party to, nor are we proposed to be a party, to any transaction since the beginning of the fiscal year ending March 31, 2017 involving an amount that exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and in which a related person, as such term is defined by Item 404 of Regulation S-K, had or will have a direct or indirect material interest.

On September 4, 2013, we received a $750,000 Revolving Credit Note (the "Revolving Note") from Cicerone for operating expenses.  The Revolving Note matured on February 1, 2015 and was extended to February 1, 2017 on the same terms and conditions and was reclassified to non-current liabilities. The note bears interest at the rate of LIBOR plus 2.75% per annum. On March 1, 2016 the revolving note was increased to $1,250,000. On July 6, 2016, the note was modified to include conversion of any amount of the debt to common stock at a conversion price of $1, which was the market value per share and an extension to June 30, 2018. At this time the amendment was considered debt extinguishment with only a nominal gain on extinguishment.  On July 22, 2016 Cicerone converted $115,000 in advances to common stock. As of March 31, 2017 and 2016, the balance due was $799,917 and $656,338, respectively, with related accrued interest of $76,005 and $43,462, respectively. Interest expense related to this debt was $32,594 and $20,943 during the years ended March 31, 2017 and 2016, respectively.

The Company has a consulting agreementwith Fidare to provide consulting services relating to corporate governance, accounting procedures and control and strategic planning. The managing member of Fidare is the C.E. McMillan Family Trust. Harry McMillan is trustee of the C.E. McMillan Family Trust. Fidare receives monthly compensation of shares of common stock valued at $10,000 based on the price at the close on the last trading day of each month. As of March 31, 2017, $150,000 was due in shares of common stock which is included in Common Shares Payable. For the years ended March 31, 2017 and 2016, the Company recorded $110,000 and $40,000, respectively, in consulting fees related to this agreement.

A promissory note totaling $205,000 for an executive consulting agreement was executed for the year ended March 31, 2017. The note bears interest at 4% and matures on April 1, 2019. Accrued interest as of March 31, 2017 and 2016 totaled $91 and $0, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services for 2017 and 2016.

	2017	2016
Audit Fees	$5,000	$5,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$5,000	$5,000

Audit Fees — This category includes the audit of our annual consolidated financial statements, review of consolidated financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim consolidated financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No	Description
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of Rangeford Resources, Inc.’s Registration Statement on Form S-1 filed on July 3, 2008)
3.2	Articles of Amendment to our Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8K filed on April 9, 2013)
3.3	Amended and Restated By-Laws (Incorporated by Reference to Exhibit B of the Information Statement on Schedule 14C filed on March 14, 2013)

10.1	Orphan Holdings of Texas, Inc. Share Purchase Agreement, dated July 5, 2012 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 10, 2012)
10.2	Frederick Ziegler Consulting Agreement, dated August 1, 2012 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 31, 2012)
10.3	John Miller Consulting Agreement, dated September 1, 2012 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 31, 2012)
10.4	E. Robert Gates, Consulting Agreement, dated September 1, 2012 (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 31, 2012)
10.5	Kevin A. Carreno Board of Directors Agreement, dated August 9, 2012 Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on August 31, 2012)
10.6	Purchase Sale Agreement (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 21, 2012)
10.7	Premise Use Agreement (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 21, 2012)
10.8	Placement Agent/Investment Banking Retainer Agreement, dated November 13, ( Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 21, 2012)
10.9	Fidare Consulting Group, LLC Consulting Agreement, dated September 25, 2012 (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on November 21, 2012)
10.10	Gregory Hadley, Board of Directors Agreement, dated November 15, 2012 (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on December 10, 2012)
10.11	Fidare Consulting Group, LLC. First Amended Consulting Agreement, dated December 1, 2012 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 10, 2012)
10.12	Steven R. Henson Corporate Officer/Consulting Engagement Agreement, dated December 3, 2012 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 10, 2012)
10.13	Steven R. Henson Board of Directors Agreement, dated December 4, 2012, (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on December 10, 2012)
10.14	Corporate Officer Consulting Engagement Agreement with Mr. Colin Richardson (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 21, 2014)
10.15	First Amended Corporate Officer Consulting Engagement Agreement with Mr. Colin Richardson (Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed on July 15, 2014)
10.16	Form of Revolving Credit Note dated September 4, 2013 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 21, 2014)
10.17	Letter Agreement with Pt Platinum Consulting, LLC (Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on May 5, 2014)
10.18	Albury Note (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed on May 5, 2014)
10.19	Hadley Note (Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed on May 5, 2014)
10.20	Board of Directors Agreement with Michael Farmer dated as of January 28, 2013 (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed on May 5, 2014)

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

10.23	Second Amendment, Extension and Ratification of Purchase and Sale Agreement between the Company and Black Gold Kansas Production, LLC for the George Project (Filed herewith)
10.24	Letter of Addendum and Extension to August 6, 2014 Purchase, Sale and Join Exploration Agreement By and Between Rangeford Resources, Inc. and Black Gold Kansas Production, LLC (Filed herewith)
10.25	Third Amendment to Purchase and Sale Agreement between the Company and Black Gold Kansas Production, LLC for the George Project (Filed herewith)
10.26	Corporate Officer Consulting Settlement Agreement with Colin Richardson April, 2017 (Filed herewith)
10.27	Fidare Consulting Group, LLC Settlement Agreement, dated June 30, 2017 (Filed herewith)
10.28	Fidare Consulting Group, LLC Consulting Agreement, dated July 1, 2017 (Filed herewith)
10.29	Second Amendment to Revolving Credit Note date March 1, 2016 (Filed herewith)
10.30	Third Amendment to Revolving Credit Note date July 6, 2016 (Filed herewith)
16.1	Letter of Change of Accountants, LBB & Associates, Ltd., dated January 4, 2012 (Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed on January 9, 2013)
21.1	Subsidiaries of Rangeford Resources Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (Filed herewith)
31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial and accounting officer (Filed herewith)
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer (Filed herewith)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rangeford Resources, Inc.
By: /s/ Thomas Lindholm
Thomas Lindholm
CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date
/s/ Thomas Lindholm	CEO	September 4, 2018
Thomas Lindholm