Form 10-Q
period 2015-09-30
Rangeford Resources, Inc.
filed 2018-09-28
CIK 1438035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission File Number: 000-54306

RANGEFORD RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	771176182
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

301 Commerce St, Suite 3500, Fort Worth, TX 76102

(Address of principal executive offices)

(817) 313-5005

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

INTRODUCTORY NOTE

Except as otherwise indicated by the context, references in this interim report on Form 10-Q (this “Form 10-Q”) to the Company,” “Rangeford,” “we”, “us” or “our” are references to Rangeford Resources, Inc., a Nevada corporation.

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

PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.15

Item 3. Quantitative and Qualitative Disclosures about Market Risk.17

Item 4. Controls and Procedures.17

Item 1. Legal Proceedings.19

Item 1A. Risk Factors.19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.19

Item 6. Exhibits.19

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

RANGEFORD RESOURCES, INC.

Balance Sheets (Unaudited)

	September 30, 2015	March 31, 2015
ASSETS
Current assets
Cash	$151	$39
Total current assets	151	39

Total assets	$151	$39

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,015,285	$346,662
Accounts Payable- related party	17,100	336,677
Accrued interest payable- related party	32,251	22,519
Related party advances and notes payable	100	100
Total current liabilities	1,064,736	705,958
Related party note payable	622,382	598,659
Total liabilities	1,687,118	1,304,617

Stockholders' deficit
Series A convertible preferred stock, $0.001 par value, stated value $5.00 per share, 3,000,000 shares authorized; 182,000 shares issued and outstanding	182	182
Common stock to be issued	200,000	80,000
Common stock, $0.001 par value; 75,000,000 shares authorized; 20,105,293 shares issued and outstanding	20,105	20,105
Additional paid in capital	5,855,564	5,855,564
Retained deficit	(7,762,818)	(7,260,429)
Total stockholders' deficit	(1,686,967)	(1,304,578)

Total liabilities and stockholders' deficit	$151	$39

See accompanying notes to unaudited financial statements

RANGEFORD RESOURCES, INC.

Statements of Operations (Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2015	2014	2015	2014

Operating expenses

Investor relations	$ 766	$ -	$ 8,805	$ -
Professional fees	163,790	158,145	270,340	1,684,479
Professional fees-related party	90,000	60,000	180,000	313,540
General and administrative	14,163	11,592	33,512	35,768
Total operating expenses	268,719	229,737	492,657	2,033,787

Loss from operations	(268,719)	(229,737)	(492,657)	(2,033,787)

Other expense
Interest expense-related party	5,064	29,924	9,732	60,158
Total other expense	5,064	29,924	9,732	60,158

Loss before income taxes	(273,783)	(259,661)	(502,389)	(2,093,945)

Provision for income tax	-	-	-	-

Net loss	$ (273,783)	$ (259,661)	$ (502,389)	$ (2,093,945)

Preferred stock dividends	(18,200)	(18,200)	(36,400)	(36,400)

Net loss attributable to common shareholders	$ (291,983)	$ (277,861)	$ (538,789)	$ (2,130,345)

Basic and diluted loss per common share	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.11)

Weighted average shares outstanding	20,105,293	19,934,907	20,105,293	19,889,018

See accompanying notes to unaudited financial statements

RANGEFORD RESOURCES, INC.

Statements of Cash Flows (Unaudited)

	Six months ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(502,389)	$(2,093,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock payable for services	120,000	302,448
Amortization of debt discount	-	53,127
Warrant expense	-	387,080
Option expense	-	1,179,395
Changes in operating assets and liabilities
Prepaid expenses	-	(4,788)
Accounts payable	372,966	(6,263)
Accounts payable- related party	(197)	-
Accrued interest payable	9,732	7,031
Net cash provided by (used in) operating activities	112	(175,915)

Cash flows from financing activities
Proceeds from related advances and notes payable	-	175,742
Net cash provided by financing activities	-	175,742

Net (decrease) increase in cash	112	(173)
Cash at beginning of period	39	173
Cash at end of period	$151	$-

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited financial statements

Rangeford Resources, Inc.

Notes to Financial Statements (Unaudited)

September 30, 2015

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the US (US GAAP) for interim financial information, with the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements.  The accompanying financial statements at September 30, 2015 and March 31, 2015 and for the three months ended September 30, 2015 and 2014 contain all normally recurring adjustments considered necessary for a fair presentation of our financial position, results of operations, cash flows and shareholders’ equity for such periods.  Operating results for the three months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending March 31, 2016. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report for the year ended March 31, 2015.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2015 and March 31, 2015.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or nonrecurring basis at September 30, 2015 or March 31, 2015.

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

Reclassifications and revision of prior period amounts

Certain amounts in the September 30, 2014 financial statements have been reclassified to conform to the September 30, 2015 presentation. The Company has revised prior period statement of operations to include deemed preferred stock dividends of $18,200

Recent accounting pronouncements

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

In September 2015, the FASB issued Accounting Standards Update No. 2015-16: Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16). ASU 2015-16 is part of an initiative to reduce complexity in accounting standards, and requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. In addition, the amendments of this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the changes to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Furthermore, ASU 2015-16 requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustments to the provisional amounts had been recognized as of the acquisition date. For public entities, ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The provisions of this accounting update are not expected to have a material impact on the Company’s financial position or results of operations.

NOTE 4 – AGREEMENT TO PURCHASE OIL AND GAS PROPERTIES

Great Northern Energy, Inc.

On November 15, 2012, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with Great Northern Energy, Inc. (“GNE”) to acquire a substantial non-operating working interest in oil assets in East Texas. As of March 31, 2014, the Company had issued 7,400,000 shares of common stock to GNE towards the purchase of the oil and gas properties. Due to the lack of any tangible results as contemplated in the Agreement, and GNE's failure to uphold certain of its obligations under the Agreement, we determined it would be in our best interest to terminate the Agreement during the year ended March 31, 2015.

GNE has returned the stock certificate for 7,400,000 common shares, however, GNE did not submit an executed stock power which is required to cancel the GNE shares. As such, these shares are considered issued and outstanding at September 30, 2017.

Black Gold Kansas Production, LLC

Kansas – George Prospect

On September 1, 2015, the Company executed a Purchase and Sale Agreement (the "George PSA") with Black Gold Kansas Production, LLC, a Texas limited liability company (“BGKP”). Pursuant to the George PSA, the Company shall receive a 30% working interest and a 26.25 % net revenue interest in and to the George Prospect and the 4 drilled and completed wells and any by-products produced thereon, machinery, equipment and the books and records related to same which is located in Kansas. Under this George PSA and the contemplated transaction, the Company will also acquire a 75% interest in and to approximately 3,000 acres of land within Bourbon and Allen Counties that contains approximately 42 proved undeveloped (PUD) locations for drilling. Pursuant to the George PSA, the parties also entered into a Joint Exploration Agreement. On July 23, 2015, the parties also entered into an amendment and extension to the George PSA until October 1, 2015. On August 17, 2015, the George PSA was further amended to provide for payment of the purchase price in monthly installments as follows:

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

NOTE 5 –Stockholder’s Equity

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

During the quarter ended September 30, 2015 and 2014, the Company had deemed dividends of $18,200.  No dividends were declared or paid during the quarter ended September 30, 2015 and accumulated dividends in arrears as of September 30, 2015 were $85,066.

Common stock

The authorized common stock of the Company consists of 75,000,000 shares with par value of $0.001.

As of September 30, 2015, the Company has committed to issue a total of 117,345 shares of common stock.  All issuable shares are unregistered shares.

During the six months ended September 30, 2015, in accordance with the terms of the agreement with Mr. Richardson, the Company committed to issue 60,135 shares of common stock to Mr. Richardson valued at $120,000 for services.

During the six months ended September 30, 2014, the Company issued 42,172 shares of common stock valued at $120,000 to Fidare for services (see Note 7).

During the quarter ended September 30, 2014, the Company issued Mr. Richardson, 42,172 shares of common stock valued at $120,000 for services.

Net loss per common share

Net loss per share is computed using the basic and diluted weighted average number of common shares outstanding during the period. The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Potential dilutive securities (stock options and warrants) have not been considered when their effect would be anti dilutive. The potentially dilutive shares, including both stock options and warrants would have been 608,000 shares for the three and six months ended September 30, 2015.

Options

On April 28, 2014, the Company granted 308,000 options to purchase the Company’s common stock with a three year term and an exercise price of $1 for 108,000 options and $3 for 200,000 options, pursuant to the terms of the board of director’s agreement. The options were immediately vested and had a fair value of $1,179,395 as the grant date. The options were outstanding for the quarter ended September 30, 2015 and fiscal year end March 31, 2015.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities were based on volatilities from similar companies given our limited trading history.

The expected term of options granted is estimated at the contractual term as noted in the individual option agreements and represents the period of time that options granted are expected to be outstanding. The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury bill rate in effect at the time of grant for treasury bills with maturity dates at the estimated term of the options. A summary of option activity as of September 30, 2015 and changes during the quarter ended are presented below:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding March 31, 2015	308,000	$2.30	2.3	$-
Granted, exercised, expired	-	$-	-	-
Outstanding and exercisable September 30, 2015	308,000	$2.30	0.08	$-

No option expense was recognized during the quarter ended September 30, 2015 and 2014.

Warrants

The fair value of each warrant granted was estimated on the date of grant using the Black-Scholes option valuation. Expected volatilities are based on volatilities from the historical trading ranges of the Company’s stock. The expected term of warrants granted is estimated at the contractual term and represents the period of time that warrants are expected to be outstanding. The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury bill rate in effect at the time of grant for bonds with maturity dates at the estimated term of the options. The key assumptions used in evaluating the warrants and the estimated fair value are as follows for the quarter ended September 30, 2015, is as follows:

September 30, 2015
Expected volatility	190%
Expected dividends	0
Expected term (in years)	3.0
Risk-free rate	1.44%

A summary of warrant activity for the period ended September 30, 2015 are presented below:

	Number of Warrants	Weighted Average Exercise Price
Balance at March 31, 2015	300,000	$4.60
Granted, exercised, expired	-	$-
Balance at September 30, 2015	300,000	$4.60
Warrants exercisable at ended September 30, 2015	300,000	$4.60

No warrants expense was recognized during the quarter ended September 30, 2015 and 2014.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the consolidated financial statements for the six months ended September 31, 2015 and 2014, applicable under ACS 740.

NOTE 7 –Related Party Transactions

Advances and Note Payable

On November 28, 2012, the CE McMillan Family Trust (the "CE Trust") advanced the Company $100 to facilitate the opening of a new bank account in Irving, Texas. The trustee of the C.E. McMillan Family Trust is also the managing member of Cicerone Corporate Development, LLC ("Cicerone").  The advance had not been repaid as of September 30, 2015.

On September 4, 2013, we received a $750,000 Revolving Credit Note (the "Revolving Note") from Cicerone for operating expenses.  The Revolving Note matured on February 1, 2015 and was extended to February 1, 2017 on the same terms and conditions and was reclassified to non-current liabilities. The note bears interest at the rate of LIBOR plus 2.75% per annum.As of September 30, 2015 and March 31, 2015, the balance due was $622,382 and $598,659, respectively, with related accrued interest of $32,251 and $22,519, respectively. Interest expense related to this debt was $9,732 and $3,735 during the quarter ended September 30, 2015 and 2014, respectively.

Professional Services

On September 26, 2013, the Company entered into a new Consulting Agreement (the “Fidare Consulting Agreement”) with Fidare to provide consulting services relating to corporate governance, accounting procedures and control and strategic planning. The managing member of Fidare is the C.E. McMillan Family Trust.  Harry McMillan is trustee of the C.E. McMillan Family Trust.

On July 1, 2014, the Fidare Consulting Agreement was amended so Fidare would receive only monthly compensation shares of common stock valued at $20,000 based on the price at the close on the last trading day of each month.  Effective April 1, 2015, Fidare agreed to waive all monthly compensation under the Fidare Agreement until further notice.

For the six month period ended September 30, 2015, the Company did not recognize any expenses under the Fidare Agreement due to the waiver discussed above.

For the six month period ended September 30, 2014, the Company recognized $120,000 in expenses to Fidare consulting that were paid in shares of stock and $193,540 in warrants which were recorded in Professional fees- related party expenses.

As of September 30, 2015, the Company is obligated to issue Fidare 28,605 shares of the Company’s common stock that were earned prior to April 1, 2015.

Chief executive officer compensation agreement

The Company had a consulting agreement with Mr. Colin Richardson to serve as our chief executive officer. Mr. Richardson, payable by $10,000 in cash, and a number of shares of the Company’s common stock valued at $20,000 based on its price at the close on the last trading day of each month. The Company also issued two year warrants to purchase up to 20,000 shares of the Company’s common stock at an exercise price per share equal to the closing sale price of the common stock on the date of the issuance. Prior to July 1, 2014, Mr. Richardson also received warrants. As of September 30, 2015, Mr. Richardson was entitled to 88,740 shares of common stock valued at approximately $160,000 and was due cash compensation of approximately $327,000.

 Director’s fees

In exchange for his services as a member of the Board of Directors, Mr. Mike Farmer is entitled to receive $2,000 per month payable in cash. In addition, during the three month period ended September 30, 2014, Mr. Farmer was awarded options to purchase 108,000 of common stock at $1.00 per share and options to purchase 200,000 shares of our common stock at $3.00 per share. The options were fully vested at the date of issuance of the award. As of September 30, 2015, Mr. Farmer was due the cash portion of his compensation totaling $42,000.

NOTE 8 – Commitments and Contingencies

Effective July 1, 2015, the Company entered into a nine month sublease agreement for office space in Houston, Texas. In accordance of the terms of the sublease agreement, the Company would share approximately 4,000 square feet of office space with an oil and gas engineering firm for $3,000 per month. The Company also has a consulting contract with the engineering firm for oil and gas engineering consulting services.  Rent expense totaled $9,000 for the nine months ended September 30, 2015, and is included in general and administrative expenses in the statement of operations.

NOTE 9 – Subsequent Events

During the six months ended March 31, 2016, consulting services totaling approximately $120,000 were accrued to common stock payable. During the year ended March 31, 2017, consulting services totaling approximately $475,000 were accrued to common stock payable. During the year ended March 31, 2017, the Company issued 125,241 common shares valued at $110,000. As of March 31, 2017, the Company has $787,000 in common stock payable, which is payable in 1,017,151 shares of common stock.

Effective May 1, 2016, the Company replaced Mr. Richardson as executive consultant with an employee Mr. Lindholm as CEO.

In December 2016, the Company issued a $20,000 8% Senior note with 40,000 warrants exercisable at $0.50 per share. The note matures on December 9, 2017, and accrued interest was $491 for the year ended March 31, 2017.  The fair value of the warrants was $9,514, and was reported as a debt discount with amortization of $2,303 for the year ended March 31, 2017.  The note payable balance net of the discount as of March 31, 2017 was $12,789. In January 2018, the note was converted into 133,334 shares of common stock.

During the year ended March 31, 2017, the Company issued 200,000 shares of common stock valued at $180,000, valued based on the price at close on the last trading day of each month for services:

During the year ended March 31, 2017, a related party converted advances totaling $115,000 to common stock at $1 per share, which was equivalent of the stock value on the date of conversion.

During the years ended March 31, 2017 and 2016, 120,000 and 180,000 warrants expired.

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

On October 20, 2017, the Company received $30,000 for the purchase of 200,000 restricted common shares at $0.15 per share and 100,000 warrants at $0.50 per share exercise price with a three-year term.

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

During March 2017, the Company entered into a settlement agreement with a prior officer. As of September 30, 2015, the Company had recorded accounts payable of approximately $328,000 and stock payable of $160,000. Subsequent to September 30, 2015, the Company recorded an additional compensation of approximately $210,000. In March 2017, the Company issued a promissory note for $205,000 and 422,719 common shares to be issued. In April 2018, the Company issued 422,719 common shares for the outstanding liability.

For the year ended March 31, 2018, the Company issued 1,215,641 shares for compensation expenses, and 832,988 shares for consulting expenses.

On August 10, 2018 the Company was notified the government convicted Mr. Loftis, former executive of Great Northern Energy, to a forfeiture order of $1,662,749.10. Chief Judge Christensen further ordered Loftis to pay $7,931,666.55 in restitution to the victims of his crimes. Rangeford Resources had filed a Victim Impact Statement “United States v. Joseph Brent Loftis CR-15-11-BU-DLC for

restitution for its $700,000 cash investment and 7,400,000 shares of Rangeford Resources, Inc. Common stock was issued at a market price of $5.00/shares (contract date November 15, 2012) valued at $37,000,000.

On August 14, 2018, Rangeford Resources’ board of directors unanimously approved to retire 7,400,000 shares of common stock (stock certificate #1044 dated January 30 ,2013) issued to Great Northern Energy, Inc.  Great Northern Energy surrendered the stock certificate to the transfer agent on September 1, 2013 and wrote letters to the SEC an FINRA confirming the release of the stock certificate. However, management elected not retire the stock certificate at the request of federal law enforcement official pending the conviction and sentencing of Great North Energy’s Joseph Brent Loftis.

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

Going Concern

We have incurred net losses of approximately $7.7 million since inception through September 30, 2015.  The report of our independent registered public accounting firm on our financial statements for the year ended March 31, 2015 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of uncertainty. There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Plan of Operation

We have $1,064,736 in current liabilities as of September 30, 2015. Through September 30, 2015, we have accumulated losses of $7,762,818. In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

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

Results of Operations

For the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

The following table sets forth information from our statements of operations for the three months ended September 30, 2015 and 2014.

During the three months ended September 30, 2015 and 2014, the Company did not recognize any revenues from operating activities.

For the three months ended September 30, 2015, the Company recognized a net loss of $273,783 compared to $259,661 for the three months ended September 30, 2014. The increase of approximately $14,122 was primarily the result of higher professional fees of approximately $35,645, offset by a decrease in interest expense of approximately $24,860, and an increase in investor relations and general administrative expenses for approximately $3,337.

For the Six Months Ended September 30, 2015 Compared to the Six Months Ended September 30, 2014

The following table sets forth information from our statements of operations for the six months ended September 30, 2015 and 2014.

During the six months ended September 30, 2015 and 2014, the Company did not recognize any revenues from operating activities.

For the six months ended September 30, 2015, the Company recognized a net loss of $502,389 compared to $2,093,945 for the six months ended September 30, 2014. The decrease of approximately $1,591,556 was primarily the result of a reduction in professional fees of approximately $1,547,679, a decrease in interest expense of approximately $50,426, and an increase in investor relations and general administrative expenses for approximately $6,549.

Liquidity and Capital Resources

As of September 30, 2015, the Company had total current assets of $151. As of September 30, 2015, the Company had total current liabilities of $1,064,736 which include $1,015,285 in accounts payable, $17,100 in accounts payable-related party, and $32,251 in accrued interest. At September 30, 2015, the Company had a working capital deficit of $1,064,585. In addition, the Company had a note payable to a related party in the amount of $622,382.

During the nine months ended September 30, 2015, the Company provided cash of $112 in our operations as compared to $175,915 during the same period ended September 30, 2014.  No cash was provided by or used in investing activities during the nine months ended September 30, 2015 and 2014.  During the three months ended September 30, 2015, cash provided by financing activities was $- as compared to $175,742 during the same period in 2014.

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

Not Applicable to smaller reporting companies

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2015 and September 30, 2015, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2015 or September 30, 2015, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three month period ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On August 10, 2018 the Company was notified the government convicted Mr. Loftis, former executive of Great Northern Energy, to a forfeiture order of $1,662,749.10. Chief Judge Christensen further ordered Loftis to pay $7,931,666.55 in restitution to the victims of his crimes. Rangeford Resources had filed a Victim Impact Statement “United States v. Joseph Brent Loftis CR-15-11-BU-DLC for restitution for its $700,000 cash investment and 7,400,000 shares of Rangeford Resources, Inc. Common stock was issued at a market price of $5.00/shares (contract date November 15, 2012) valued at $37,000,000.

On August 14, 2018, Rangeford Resources’ board of directors unanimously approved to retire 7,400,000 shares of common stock (stock certificate #1044 dated January 30 ,2013) issued to Great Northern Energy, Inc.  Great Northern Energy surrendered the stock certificate to the transfer agent on September 1, 2013 and wrote letters to the SEC an FINRA confirming the release of the stock certificate. However, management elected not retire the stock certificate at the request of federal law enforcement official pending the conviction and sentencing of Great North Energy’s Joseph Brent Loftis.

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

None

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
10.21

Purchase and Sale Agreement between the Company and Black Gold Kansas Productions, LLC (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed on September 19, 2014)

10.22

Fidare Consulting Group, LLC. First Amended Consulting Agreement, dated July 1, 2014 (Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K/A for the year ended March 31, 2014 filed on July 18, 2014)

10.23

Second Amendment, Extension and Ratification of Purchase and Sale Agreement between the Company and Black Gold Kansas Production, LLC for the George Project (Incorporated by reference to the Annual Report on Form 10-K filed on September 12, 2018))

10.24

Letter of Addendum and Extension to August 6, 2014 Purchase, Sale and Join Exploration Agreement By and Between Rangeford Resources, Inc. and Black Gold Kansas Production, LLC ((Incorporated by reference to the Annual Report on Form 10-K filed on September 12, 2018))

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

RANGEFORD RESOURCES, INC.

Dated: September 27, 2018	By:	/s/ Thomas E. Lindholm
Thomas E. Lindholm
Chief Executive Officer, Principal Executive Officer and Principal Financial Officer