Form 10-Q
period 2015-12-31
Rangeford Resources, Inc.
filed 2018-09-28
CIK 1438035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

PART I – FINANCIAL INFORMATION4

Item 1. Financial Statements.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.13

Item 3. Quantitative and Qualitative Disclosures about Market Risk.15

Item 4. Controls and Procedures.15

PART II – OTHER INFORMATION16

Item 1. Legal Proceedings.16

Item 1A. Risk Factors.16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.16

Item 6. Exhibits.17

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

RANGEFORD RESOURCES, INC.

Balance Sheets (Unaudited)

	December 31,	March 31,
	2015	2015
Current assets
Cash	$130	$39
Total current assets	130	$39

Total assets	$130	$39

Current liabilities
Accounts payable	$1,163,060	$346,662
Accounts payable- related party	17,100	336,677
Accrued interest payable- related party	37,512	22,519
Related party advances and notes payable	100	100
Total current liabilities	1,217,772	705,958
Related party note payable	622,382	598,659
Total liabilities	1,840,154	1,304,617

Stockholders' deficit
Series A convertible preferred stock, $0.001 par value, stated value $5.00 per share, 3,000,000 shares authorized; 182,000 shares issued and outstanding	182	182
Common stock to be issued	260,000	80,000
Common stock, $0.001 par value; 75,000,000 shares authorized; 20,105,293 shares issued and outstanding	20,105	20,105
Additional paid in capital	5,855,564	5,855,564
Retained deficit	(7,975,875)	(7,260,429)
Total stockholders' deficit	(1,840,024)	(1,304,578)

Total liabilities and stockholders' deficit	$130	$39

See accompanying notes to unaudited financial statements

RANGEFORD RESOURCES, INC.

Statements of Operations (Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2015	2014	2015	2014

Operating expenses
Investor relations	24,100	-	32,905	-
Professional fees	83,000	138,676	353,340	1,823,154
Professional fees-related party	90,000	60,000	270,000	373,540
General and administrative	10,695	15,806	44,207	51,574
Total operating expenses	207,795	214,482	700,452	2,248,268

Loss from operations	(207,795)	(214,482)	(700,452)	(2,248,268)

Other expense
Interest expense-related party	5,262	32,800	14,994	92,958
Total other expense	5,262	32,800	14,994	92,958

Loss before income taxes	(213,057)	(247,282)	(715,446)	(2,341,226)

Provision for income tax	-	-	-	-

Net loss	$(213,057)	$(247,282)	$(715,446)	$(2,341,226)

Preferred stock dividends	(18,200)	-	(54,600)	(91,378)

Net loss attributable to common shareholders	$(231,257)	$(247,282)	$(770,046)	$(2,432,604)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.04)	$(0.12)

Weighted average shares outstanding	20,105,293	20,036,284	20,105,293	19,938,952

See accompanying notes to unaudited financial statements

RANGEFORD RESOURCES, INC.

Statements of Cash Flows (Unaudited)

	2015	2014
Cash flows from operating activities
Net loss	$(715,446)	$(2,341,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock payable for services	180,000	422,447
Amortization of debt discount	-	81,703
Warrant expense	-	387,080
Option expense	-	1,179,395
Changes in operating assets and liabilities
Prepaid expenses	-	-
Accounts payable	520,741	45,388
Accounts payable- related party	(197)	31,211
Accrued interest payable	14,993	11,256
Net cash used in operating activities	91	(182,746)

Cash flows from financing activities
Proceeds from related advances and notes payable	-	182,688
Net cash provided by financing activities	-	182,688

Net (decrease) increase in cash	91	(58)
Cash at beginning of period	39	173
Cash at end of period	$130	$115

Supplemental disclosure of non-cash investing and financing activities:
Preferred stock dividends paid in Common
Stock	$-	$91,378
Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited financial statements

Rangeford Resources, Inc.

Notes to Financial Statements (Unaudited)

December 31, 2015

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the US (US GAAP) for interim financial information, with the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements.  The accompanying financial statements at December 31, 2015 and March 31, 2015 and for the three months ended December 31, 2015 and 2014 contain all normally recurring adjustments considered necessary for a fair presentation of our financial position, results of operations, cash flows and shareholders’ equity for such periods.  Operating results for the three months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending March 31, 2016. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report for the year ended March 31, 2015.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2015 and March 31, 2015.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or nonrecurring basis at December 31, 2015 or March 31, 2015.

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

Reclassifications and revision of prior period amounts

Certain amounts in the December 31, 2014 financial statements have been reclassified to conform to the December 31, 2015 presentation. The Company has revised prior period statement of operations to include deemed preferred stock dividends of $18,200.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17: Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17). ASU 2015-17 is part of an initiative to reduce complexity in accounting standards. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position.  However, this classification does not generally align with the time period in which the recognized deferred tax amounts are expected to be recovered or settled.  To simplify the presentation of the deferred income taxes, ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  The current requirement that deferred tax liabilities and assets of an entity be offset and presented as a single amount is not affected by the amendments of ASU 2015-17.  For public entities, ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years; early application is permitted. The Company has selected early application starting with the financial statements issued for the year ended December 31, 2015.  The provisions of this accounting update do not have a material impact on the Company’s financial position or results of operations. Accordingly, the deferred tax liability and valuation allowance are classified as non-current.

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

GNE has returned the stock certificate for 7,400,000 common shares, however, GNE did not submit an executed stock power which is required to cancel the GNE shares. As such, these shares are considered issued and outstanding at December 31, 2017.

Black Gold Kansas Production, LLC

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

The Company was entitled to conduct due diligence of the properties prior to closing. Subsequently, after assessing the Purchase and Sale Agreements, we elected to not to close on the transactions due to litigation between Black Gold Kansas Production, LLC and another working interest owner concerning the use of funds and operating control. In addition, the Company also decided not to pursue the Wyoming, West Mule Creek.

NOTE 5 –STOCKHOLDER'S EQUITY

Series A Convertible Preferred Stock

In December 2012, the Board of directors authorized the offering for sale and issuance of up to a maximum of 3,000,000 Shares of our Series “A” Convertible Preferred Stock, $0.001 par value per share (the “Preferred Stock”). The Stated Value of the Preferred Stock is $5.00 per Share. Each Share of Preferred Stock bears an eight percent (8%) cumulative dividend, due and payable quarterly as of July 31, October 31, January 31 and April 30. The Company records cumulative dividends whether or not declared. During the three month periods ended December 31, 2015 and 2014, the Company recorded deemed dividends of $18,200 for undeclared dividends on the preferred stock. Each share may be converted by the holder thereof, at any time, into one share of the Company’s common stock, par value $0.001 per share and one warrant exercisable at $6.50 per share into one share of the Company’s common stock. The Company may force conversion to common stock and one warrant if the Company’s common stock trades over $7.00 for forty-five consecutive trading days.

During the nine months ended December 31, 2015 and 2014, the Company had dividends of $54,600 and $91,378.  The $91,378 dividends were declared and paid in fiscal 2014 and accumulated dividends in arrears as of December 31, 2015 were $103,266.

Common stock

The authorized common stock of the Company consists of 75,000,000 shares with par value of $0.001.

As of December 31, 2015, the Company has committed to issue a total of 151,864 shares of common stock.  All issuable shares are unregistered shares.

During the nine months ended December 31, 2015, consulting services totaling approximately $180,000 were accrued to common stock payable and are included in professional fees-related party in the consolidated statement of operations.

During the nine months ended December 31, 2015, in accordance with the terms of the agreement with Mr. Richardson, the Company committed to issue 28,413 shares of common stock to Mr. Richardson valued at $40,000 for services.

During the nine months ended December 31, 2014, the Company issued 77,317 shares of common stock valued at $180,000 to Fidare for services.

During the nine months ended December 31, 2014, the Company issued Mr. Richardson, 77,317 shares of common stock valued at $180,000 for services.

Net loss per common share

Net loss per share is computed using the basic and diluted weighted average number of common shares outstanding during the period.  The weighted-average number of common shares outstanding during each period is used to compute basic loss per share.  Potential dilutive securities (stock options and warrants) have not been considered when their effect would be anti dilutive. The potentially dilutive shares, including both stock options and warrants would have been 608,000 shares for the three and nine months ended December 31, 2015.

Options

On April 28, 2014, the Company granted 308,000 options to purchase the Company’s common stock with a three year term and an exercise price of $1 for 108,000 options and $3 for 200,000 options, pursuant to the terms of the board of director’s agreement.The options were immediately vested and had a fair value of $1,179,395 as the grant date. The options were outstanding for the quarter ended December 31, 2015 and 2014.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities were based on volatilities from similar companies given our limited trading history.

The expected term of options granted is estimated at the contractual term as noted in the individual option agreements and represents the period of time that options granted are expected to be outstanding. The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury bill rate in effect at the time of grant for treasury bills with maturity dates at the estimated term of the options. A summary of option activity as of December 31, 2015 and changes during the quarter ended are presented below:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding March 31, 2015	308,000	$2.30	2.3	$-
Granted, exercised, expired	-	$-	-	-
Outstanding and exercisable December 31, 2015	308,000	$2.30	1.33	$-

No option expense was recognized during the quarter ended December 31, 2015 and 2014.

Warrants

The fair value of each warrant granted was estimated on the date of grant using the Black-Scholes option valuation. Expected volatilities are based on volatilities from the historical trading ranges of the Company’s stock. The expected term of warrants granted is estimated at the contractual term and represents the period of time that warrants are expected to be outstanding. The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury bill rate in effect at the time of grant for bonds with maturity dates at the estimated term of the options. The key assumptions used in evaluating the warrants and the estimated fair value are as follows for the quarter ended December 31, 2015, is as follows:

December 31, 2015
Expected volatility	190%
Expected dividends	0
Expected term (in years)	3.0
Risk-free rate	1.44%

A summary of warrant activity for the period ended December 31, 2015 are presented below:

	Number of Warrants	Weighted Average Exercise Price
Balance at March 31, 2015	300,000	$4.60
Granted, exercised, expired	(60,000)	$-
Balance at December 31, 2015	240,000	$4.69
Warrants exercisable at ended December 31, 2015	240,000	$4.63

Warrants expense recognized during the nine months ended December 31, 2015 and 2014 was $- and $387,080, respectively.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the consolidated financial statements for the nine months ended December 31, 2015 and 2014, applicable under ACS 740.

NOTE 7 –RELATED PARTY TRANSACTIONS

Advances and Note Payable

On November 28, 2012, the CE McMillan Family Trust (the "CE Trust") advanced the Company $100 to facilitate the opening of a new bank account in Irving, Texas. The trustee of the C.E. McMillan Family Trust is also the managing member of Cicerone Corporate Development, LLC ("Cicerone").  The advance had not been repaid as of December 31, 2015.

On September 4, 2013, we received a $750,000 Revolving Credit Note (the "Revolving Note") from Cicerone for operating expenses.  The Revolving Note matured on February 1, 2015 and was extended to February 1, 2017 on the same terms and conditions and was reclassified to non-current liabilities. The note bears interest at the rate of LIBOR plus 2.75% per annum. As of December 31, 2015, the balance due was $622,382, with related accrued interest of $37,512. Interest expense related to this debt was $14,933 and $92,958 during the nine months ended December 31, 2015 and 2014, respectively.

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

For the nine month period ended December 31, 2015, the Company did not recognize any expenses under the Fidare Agreement due to the waiver discussed above.

For the nine months ended December 31, 2014, the Company recognized $180,000 and $184,545 in expenses to Fidare consulting that were paid in shares of common stock and warrants which were recorded in Professional fees- related party expenses.

As of December 31, 2015, the Company is obligated to issue Fidare 28,605 shares of the Company’s common stock that were earned prior to April 1, 2015.

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

As of December 31, 2015, Mr. Richardson was entitled to 123,259 shares of common stock valued at approximately $220,000 and was due cash compensation of $365,000.

 Director’s fees

In exchange for his services as a member of the Board of Directors, Mr. Mike Farmer is entitled to receive $2,000 per month payable in cash. In addition, during the three month period ended September 30, 2014, Mr. Farmer was awarded options to purchase 108,000 of common stock at $1.00 per share and options to purchase 200,000 shares of our common stock at $3.00 per share. The options were fully vested at the date of issuance of the award. As of December 31, 2015, Mr. Farmer was due the cash portion of his compensation totaling $48,000.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Effective July 1, 2015, the Company entered into a nine month sublease agreement for office space in Houston, Texas. In accordance of the terms of the sublease agreement, the Company would share approximately 4,000 square feet of office space with an oil and gas engineering firm for $3,000 per month. The Company also has a consulting contract with the engineering firm for oil and gas engineering consulting services.  Rent expense totaled $18,000 for the nine months ended December 31, 2015, and is included in general and administrative expenses in the statement of operations.

NOTE 9 – SUBSEQUENT EVENTS

During the three months ended March 31, 2016, consulting services totaling approximately $60,000 were accrued to common stock payable. During the year ended March 31, 2017, consulting services totaling approximately $475,000 were accrued to common stock payable. During the year ended March 31, 2017, the Company issued 125,241 common shares valued at $110,000. As of March 31, 2017, the Company has $787,000 in common stock payable, which is payable in 1,017,151 shares of common stock.

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

During the year ended March 31, 2017, the Company issued 200,000 shares of common stock valued at $180,000, valued based on the price at close on the last trading day of each month for services.

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

Going Concern

We have incurred net losses of approximately $8 million since inception through December 31, 2015.  The report of our independent registered public accounting firm on our financial statements for the year ended March 31, 2015 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Plan of Operation

We have $1,217,772 in current liabilities as of December 31, 2015. Through December 31, 2015, we have accumulated losses of $7,975,875. In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

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

Results of Operations

For the Three Months Ended December 31, 2015 Compared to the Three Months Ended December 31, 2014

The following table sets forth information from our statements of operations for the three months ended December 31, 2015 and 2014.

During the three months ended December 31, 2015 and 2014, the Company did not recognize any revenues from operating activities.

For the three months ended December 31, 2015, the Company recognized a net loss of $213,057 compared to $247,282 for the three months ended December 31, 2014. The decrease of approximately $34,225 was primarily the result of lower professional fees of approximately $25,676, offset by a decrease in interest expense of approximately $27,538, and an increase in investor relations and general administrative expenses for approximately $18,989.

For the Nine Months Ended December 31, 2015 Compared to the Nine Months Ended December 31, 2014

The following table sets forth information from our statements of operations for the Nine months ended December 31, 2015 and 2014.

During the nine months ended December 31, 2015 and 2014, the Company did not recognize any revenues from operating activities.

For the nine months ended December 31, 2015, the Company recognized a net loss of $715,446 compared to $2,341,226 for the nine months ended December 31, 2014. The decrease of approximately $1,625,780 was primarily the result of a reduction in professional fees of approximately $1,573,354, a decrease in interest expense of approximately $77,964, and an increase in investor relations and general administrative expenses for approximately $25,538.

Liquidity and Capital Resources

As of December 31, 2015, the Company had total current assets of $130. As of December 31, 2015, the Company had total current liabilities of $1,217,772 which includes $1,163,060 in accounts payable, $17,100 in accounts payable-related party, and $37,512 in accrued interest. At December 31, 2015, the Company had a working capital deficit of $1,217,642. In addition, the Company had a note payable to a related party in the amount of $622,382.

During the nine months ended December 31, 2015, the Company provided cash of $91 in our operations as compared to cash used of $182,746 during the same period ended December 31, 2014.  No cash was provided by or used in investing activities during the nine months ended December 31, 2015 and 2014.  During the nine months ended December 31, 2015, cash provided by financing activities was $0 as compared to $182,688 during the same period in 2014.

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

Not Applicable to smaller reporting companies

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2015 and December 31, 2015, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2015 or December 31, 2015, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three month period ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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