Form 10-Q
period 2016-06-30
Rangeford Resources, Inc.
filed 2019-01-16
CIK 1438035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

(Registrant’s Telephone number)

(Former Address and phone of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

As of November 12, 2018 the Registrant has 15,860,832 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

RANGEFORD RESOURCES, INC.

Balance Sheets

(Unaudited)

	June 30, 2016	March 31, 2016
ASSETS
Current assets
Cash	$25	$110
Total current assets	25	110

Total assets	$25	$110

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,348,472	$1,249,654
Accounts payable- related party	17,100	17,100
Accrued interest payable- related party	49,491	43,462
Related party advances and notes payable	100	100
Total current liabilities	1,415,163	1,310,316
Related party note payable	656,338	656,338
Total liabilities	2,071,501	1,966,654

Stockholders’ deficit
Series A convertible preferred stock, $.001 par value, stated value $5.00 per share, 3,000,000 shares authorized; 182,000 shares issued and outstanding	182	182
Common stock to be issued	600,000	320,000
Common stock, $.001 par value; 75,000,000 shares authorized; 20,134,996 and 20,105,293 shares issued and outstanding	20,135	20,105
Additional paid in capital	5,885,534	5,855,564
Retained deficit	(8,577,327)	(8,162,395)
Total stockholders’ deficit	(2,071,476)	(1,966,544)

Total liabilities and stockholders’ deficit	$25	$110

See accompanying notes to unaudited financial statements

RANGEFORD RESOURCES, INC.

Statements of Operations

(Unaudited)

	Three months ended
	June 30,
	2016	2015
Operating expenses

Investor relations	$6,625	$8,039
Professional fees	81,495	100,550
Professional fees-related party	240,000	96,000
General and administrative	80,783	19,359
Total operating expenses	408,903	223,948

Loss from operations	(408,903)	(223,948)

Other expense
Interest expense-related party	6,029	4,658
Total other expense	6,029	4,658

Net loss	$(414,932)	$(228,606)

Preferred stock dividends	(18,200)	(18,200)

Net loss attributable to common shareholders	$(433,132)	$(246,806)

Basic and diluted loss per common share	$(0.02)	$(0.01)

Weighted average shares outstanding	20,105,293	20,172,137

See accompanying notes to unaudited financial statements

RANGEFORD RESOURCES, INC.

Statements of Cash Flows

(Unaudited)

	Three months ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(414,932)	$(228,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	310,000	60,000
Changes in operating assets and liabilities
Accounts payable	98,818	102,331
Accounts payable- related party	-	44,101
Accrued interest payable	6,029	4,657
Net cash used in operating activities	(85)	(17,517)

Cash flows from financing activities
Proceeds from related party advances and notes payable	-	17,496
Net cash provided by financing activities	-	17,496

Net (decrease) increase in cash	(85)	(21)
Cash at beginning of period	110	39
Cash at end of period	$25	$18

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited financial statements

Rangeford Resources, Inc.

Notes to Unaudited Financial Statements

June 30, 2016

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the US (US GAAP) for interim financial information, with the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. The accompanying financial statements at June 30, 2016 and March 31, 2016 and for the three months ended June 30, 2016 and 2015 contain all normally recurring adjustments considered necessary for a fair presentation of our financial position, results of operations, cash flows and shareholders’ equity for such periods. Operating results for the three months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending March 31, 2017. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report for the year ended March 31, 2016.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Income taxes

The Company accounts for income taxes under ASC 740 “Income Taxes” which codified SFAS 109, “Accounting for Income Taxes” and FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No.109.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2016 and March 31, 2015.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or nonrecurring basis at June 30, 2016 or March 31, 2016.

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

Earnings Per Share Information

FASB ASC 260, “Earnings Per Share” provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. For purposes of the earnings per share calculation, we consider shares to be issued as issued shares as of the date the shares are earned. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Basic and diluted loss per share were the same, at the reporting dates, as there were no common stock equivalents outstanding.

Share Based Expenses

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 “Equity - Based Payments to Non-Employees” which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services”. Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

Reclassifications and revision of prior period amounts

Certain amounts in the June 30, 2015 financial statements have been reclassified to conform to the June 30, 2016 presentation. The Company has revised prior period statement of operations to include deemed preferred stock dividends of $18,200.

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

NOTE 4 – AGREEMENT TO PURCHASE OIL AND GAS PROPERTIES

Great Northern Energy, Inc.

On November 15, 2012, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with Great Northern Energy, Inc. (“GNE”) to acquire a substantial non-operating working interest in oil assets in East Texas. As of March 31, 2015, the Company had issued 7,400,000 shares of common stock to GNE towards the purchase of the oil and gas properties. Due to the lack of any tangible results as contemplated in the Agreement, and to GNE’s failure to uphold certain of its obligations under the Agreement, we determined it would be in our best interest to terminate the Agreement.

GNE has returned the stock certificate for 7,400,000 shares, however, GNE did not submit an executed stock power which is required to cancel the GNE shares. As such, these shares are considered issued and outstanding at June 30, 2016.

Black Gold Kansas Production, LLC

On June 1, 2015, the Company executed a Purchase and Sale Agreement (the “George PSA”) with Black Gold Kansas Production, LLC, a Texas limited liability company (“BGKP”). Pursuant to the George PSA, the Company was to receive a 30% working interest and a 26.25 % net revenue interest in and to the George Prospect and the 4 drilled and completed wells located in Kansas. In addition, the Company was to acquire a 75% interest in and to approximately 3,000 acres of land within Bourbon and Allen Counties that contained approximately 42 proved undeveloped (PUD) locations for drilling. Pursuant to the George PSA, the parties also entered into a Joint Exploration Agreement. On July 23, 2015, the parties also entered into an amendment and extension to the George PSA until October 1, 2015.

The Company was entitled to conduct due diligence of the properties prior to closing. Subsequently, after assessing the Purchase and Sale Agreements, we elected to not to close on the transactions due to litigation between Black Gold Kansas Production, LLC and another working interest owner concerning the use of funds and operating control.

NOTE 5 –STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock

The Company is authorized to issue 3,000,000 Shares of our Series “A” Convertible Preferred Stock, $0.001 par value per share (the “Preferred Stock”). The Stated Value of the Preferred Stock is $5.00 per Share (the “Stated Value”). Each Share of Preferred Stock bears an eight percent (8%) cumulative dividend (the “Dividend”), due and payable quarterly as of July 31, October 31, January 31 and April 30. The Company records cumulative dividends whether or not declared. Each share may be converted by the holder thereof, at any time, into one share of the Company’s common stock, par value $0.001per share (the “Common Stock”) and one warrant exercisable at $6.50 per share into one share of the Company’s common stock (the “Warrant”). The Company may force conversion to common stock and one warrant if the Company’s common stock trades over $7.00 for forty-five consecutive trading days.

During the three months ended June 30, 2016 and 2015, the Company had dividends of $18,200 and $18,200. Accumulated dividends in arrears as of June 30, 2016 were $139,666.

Common stock

The authorized common stock of the Company consists of 75,000,000 shares with par value of $0.001.

The Company accounts for common stock earned but not issued as common stock payable in Shareholders’ Equity. As of June 30, 2016 and March 31, 2016 certain individuals and consultants were due $600,000 and $320,000 for services rendered. At the date these balances are paid the resulting effect on Common Stock and Paid in Capital would be an increase in outstanding common stock of 826,777 common shares as of June 30, 2016 and 234,818 common shares as of March 31, 2016. These shares were not included in the computation of earnings per share as the effect is immaterial at both reporting periods.

During the three months ended June 30, 2016, consulting services totaling approximately $280,000 were accrued to common stock payable and are included in professional fees and professional fees-related party in the consolidated statement of operations.

●	Included in consulting services above, the Company accrued to common stock payable $20,000 related to Fidare for consulting services (see Note 7).
●	Included in consulting services above, the Company accrued to common stock payable $180,000 related to Delaney for investment banking services.
●	Included in consulting services above, the Company accrued to common stock payable $20,000 related to Richardson for services (see Note 7).
●	Included in consulting services above, the Company accrued to common stock payable $40,000 related to Thomas Lindholm for services.
●	Included in consulting services above, the Company accrued to common stock payable $10,000 related to Marc Duncan for services.
●	Included in consulting services above, the Company accrued to common stock payable $10,000 related to Milton Bernos for services.

During the three months ended June 30, 2016, the Company issued 29,703 common shares for consulting services totaling approximately $30,000 which are included in professional fees in the consolidated statement of operations.

During the quarter ended June 30, 2015, in accordance with the terms of the agreement with Mr. Richardson, the Company committed to issue 28,413 shares of common stock to Mr. Richardson valued at $60,000 for services (see Note 7).

Net loss per common share

Net loss per share is computed using the basic and diluted weighted average number of common shares outstanding during the period. The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Potential dilutive securities (stock options and warrants) have not been considered when their effect would be anti dilutive. The potentially dilutive shares, including both stock options and warrants would have been 428,000 quarter ended June 30, 2016.

Options

On April 28, 2014, the Company granted 308,000 options to purchase the Company’s common stock with a three year term and an exercise price of $1 for 108,000 options and $3 for 200,000 options, pursuant to the terms of the board of director’s agreement. The options were immediately vested and had a fair value of $1,179,395 as the grant date. The options were outstanding for the period ended June 30, 2016.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities were based on volatilities from similar companies given our limited trading history.

The expected term of options granted is estimated at the contractual term as noted in the individual option agreements and represents the period of time that options granted are expected to be outstanding. The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury bill rate in effect at the time of grant for treasury bills with maturity dates at the estimated term of the options. A summary of option activity as of March 31, 2016 and 2015, and changes during the year then ended are presented below:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding March 31, 2015	308,000	$2.299	2.3	$-
Granted, exercised, expired	-	$-	-	-
Outstanding and exercisable March 31, 2016	308,000	$2.299	1.08	$-
Granted, exercised, expired	-	$-	-	-
Outstanding and exercisable June 30, 2016	308,000	$2.299	0.08	$-

No option expense was recognized during the three months ended June 30, 2016 and 2015.

Warrants

The fair value of each warrant granted was estimated on the date of grant using the Black-Scholes option valuation. Expected volatilities are based on volatilities from the historical trading ranges of the Company’s stock. The expected term of warrants granted is estimated at the contractual term and represents the period of time that warrants are expected to be outstanding. The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury bill rate in effect at the time of grant for bonds with maturity dates at the estimated term of the options. No warrants were issued during the three months ended June 30, 2016.

There were no warrants outstanding as of June 30, 2016, as 120,000 warrants expired in accordance with their terms.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the three months ended June 30, 2016 and 2015, applicable under ACS 740.

NOTE 7 –RELATED PARTY TRANSACTIONS

Advances and Note Payable

On November 28, 2012, the CE McMillan Family Trust (the “CE Trust”) advanced the Company $100 to facilitate the opening of a new bank account in Irving, Texas. The trustee of the C.E. McMillan Family Trust is also the managing member of Cicerone Corporate Development, LLC (“Cicerone”). The advance had not been repaid as of June 30, 2016.

On September 4, 2013, we received a $750,000 Revolving Credit Note (the “Revolving Note”) from Cicerone for operating expenses. The Revolving Note matured on February 1, 2015 and was extended to February 1, 2017 on the same terms and conditions and was reclassified to non-current liabilities. The note bears interest at the rate of LIBOR plus 2.75% per annum. As of June 30, 2016, the balance due was $656,338, with related accrued interest of $49,491. Interest expense related to this debt was $6,029 and $4,658 during the three months ended June 30, 2016 and 2015, respectively.

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

The Company has a consulting agreement with Fidare to provide consulting services relating to corporate governance, accounting procedures and control and strategic planning. The managing member of Fidare is the C.E. McMillan Family Trust. Harry McMillan is trustee of the C.E. McMillan Family Trust. Fidare receives monthly compensation of shares of common stock valued at $10,000 based on the price at the close on the last trading day of each month. For the three month period ended June 30, 2016, the Company recognized $20,000 under the Fidare Agreement.

As of June 30, 2016, $20,000 was due in 22,048 shares of common stock which is included in Common Shares Payable.

For the three month period ended June 30, 2015, the Company did not recognize any expenses under the Fidare Agreement due to the waiver discussed above.

As of June 30, 2016, the Company is obligated to issue Fidare 28,605 shares of the Company’s common stock that were earned prior to April 1, 2015.

Chief executive officer compensation agreement

Effective May 1, 2016, the Company replaced Mr. Richardson as executive consultant with an employee Mr. Lindholm as CEO.

The Company had a consulting agreement with Mr. Colin Richardson to serve as our chief executive officer. Mr. Richardson, payable by $10,000 in cash, and a number of shares of the Company’s common stock valued at $20,000 based on its price at the close on the last trading day of each month. Prior to July 1, 2015, Mr. Richardson also received warrants.

As of June 30, 2016, Mr. Richardson was entitled to 222,949 shares of common stock valued at approximately $300,000 and was due cash compensation of approximately $398,000.

Director’s fees

In exchange for his services as a member of the Board of Directors, Mr. Mike Farmer is entitled to receive $2,000 per month payable in cash. In addition, during the three month period ended September 30, 2015, Mr. Farmer was awarded options to purchase 108,000 of common stock at $1.00 per share and options to purchase 200,000 shares of our common stock at $3.00 per share. The options were fully vested at the date of issuance of the award. As of June 30, 2016, Mr. Farmer was due the cash portion of his compensation totaling $60,000.

NOTE 8 – SUBSEQUENT EVENTS

In December 2016, the Company issued a $20,000 8% Senior note with 40,000 warrants exercisable at $.50 per share. The note matures on December 9, 2017, and accrued interest was $491 for the year ended March 31, 2017. The fair value of the warrants was $9,514, and was reported as a debt discount with amortization of $2,303 for the year ended March 31, 2017. The note payable balance net of the discount as of March 31, 2017 was $12,789. The note was converted to common stock in January 2018.

During the year ended March 31, 2017, the Company issued 95,538 and agreed to issue 265,000 shares of common stock valued at $345,000, based on the price at close on the last trading day of each month which services were rendered for compensation and services.

During the year ended March 31, 2017, a related party converted advances totaling $115,000 to common stock at $1 per share, which was equivalent of the stock value on the date of conversion.

During the year ended March 31, 2017, the Company issued 200,000 for common stock payable of $180,000.

During the year ended March 31, 2017, the Company accrued common stock payable of $102,000 in exchange for accrued compensation of $102,000.

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

On October 20, 2017, the Company received $30,000 for the purchase of 200,000 restricted common shares at $.15 per share and 100,000 warrants at $.50 per share exercise price with a three-year term.

On February 6, 2018, management signed a repayment agreement with a creditor related to its court approved judgment and bank account lien in the amount of $16,026. As of June 30, 2018, the Company has paid $15,434.

During March 2018, the Company received $50,000 from subscription agreements for the purchase of 333,335 restricted common shares and 250,000 warrants with a $.50/share exercise price and three year maturity.

During March 2017, the Company entered into a settlement agreement with a prior officer. As of June 30, 2016, the Company had recorded accounts payable of approximately $398,000 and stock payable of $300,000. In March 2017, the Company issued a promissory note for $205,000 and 422,719 common shares to be issued.

During April 2018, the Company issued 422,000 shares in settlement of executive consulting expenses incurred during prior years.

For the year ended March 31, 2018, the Company issued 1,215,641 shares for compensation expenses, and 832,988 shares for consulting expenses.

On August 10, 2018 the Company was notified the government convicted Mr. Loftis, former executive of Great Northern Energy, to a forfeiture order of $1,662,749. Chief Judge Christensen further ordered Loftis to pay $7,931,667 in restitution to the victims of his crimes. Rangeford Resources had filed a Victim Impact Statement “United States v. Joseph Brent Loftis CR-15-11-BU-DLC for restitution for its $700,000 cash investment and 7,400,000 shares of Rangeford Resources, Inc. Common stock was issued at a market price of $5.00/shares (contract date November 15, 2012) valued at $37,000,000.

On August 14, 2018, Rangeford Resources’ board of directors unanimously approved to retire 7,400,000 shares of common stock (stock certificate #1044 dated January 30, 2013) issued to Great Northern Energy, Inc. Great Northern Energy surrendered the stock certificate to the transfer agent on September 1, 2013 and wrote letters to the SEC and FINRA confirming the release of the stock certificate. However, management elected not retire the stock certificate at the request of federal law enforcement official pending the conviction and sentencing of Great North Energy’s Joseph Brent Loftis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

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

Going Concern

We have incurred net losses of approximately $8.6 million since inception through June 30, 2016. The report of our independent registered public accounting firm on our financial statements for the year ended March 31, 2016 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Plan of Operation

We have $1,415,163 in current liabilities as of June 30, 2016. Through June 30, 2016, we have accumulated losses of $8,577,327. In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

Since August 15, 2008 through June 30, 2016, the Company has issued 20,134,996 shares of common stock and 182,000 shares of Series A convertible preferred stock. Proceeds from the sale of common stock and Series A convertible preferred stock have been utilized by the Company to fund its initial development including administrative costs associated with maintaining its status as a Reporting Company as defined by the Securities and Exchange Commission (“SEC”) under the Exchange Act of 1934, as amended. The Company plans to focus efforts on selling their common shares in order to continue to fund its initial development and fund the expenses associated with maintaining a reporting company status.

Results of Operations

For the Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

During the three months ended June 30, 2016 and 2015, the Company did not recognize any revenues from operating activities.

For the three months ended June 30, 2016, the Company recognized a net loss of $414,932 compared to $228,606 for the three months ended June 30, 2015. The increase of approximately $186,327 was primarily the result of an increase in professional fees of $124,945, offset by a decrease in interest expense of $1,371, and an increase in investor relations and general administrative expenses for $60,010.

Liquidity and Capital Resources

As of June 30, 2016, the Company had total current assets of $25. As of June 30, 2016, the Company had total current liabilities of $1,415,163 which includes $1,348,472 in accounts payable, $17,100 in accounts payable-related party, and $49,491 in accrued interest. At June 30, 2016, the Company had a working capital deficit of $1,415,138. In addition, the Company had a note payable to a related party in the amount of $656,338.

During the three months ended June 30, 2016, the Company used cash of $85 in our operations as compared to cash used of $17,517 during the same period ended June 30, 2015. No cash was provided by or used in investing activities during the three months ended June 30, 2016 and 2015. During the three months ended June 30, 2016, cash provided by financing activities was $0 as compared to $17,496 during the same period in 2015.

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

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to smaller reporting companies

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2016 and June 30, 2016, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2016 or June 30, 2016, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three month period ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On August 10, 2018 the Company was notified the government convicted Mr. Loftis, former executive of Great Northern Energy, to a forfeiture order of $1,662,749.10. Chief Judge Christensen further ordered Loftis to pay $7,931,666 in restitution to the victims of his crimes. Rangeford Resources had filed a Victim Impact Statement “United States v. Joseph Brent Loftis CR-15-11-BU-DLC for restitution for its $700,000 cash investment and 7,400,000 shares of Rangeford Resources, Inc. Common stock was issued at a market price of $5.00/shares (contract date November 15, 2012) valued at $37,000,000.

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

Exhibit No	Description (All Exhibits filed on September 12, 2018)
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of Rangeford Resources, Inc.’s Registration Statement on Form S-1 filed on July 3, 2008)
3.2	Articles of Amendment to our Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8K filed on April 9, 2013)
3.3	Amended and Restated By-Laws (Incorporated by Reference to Exhibit B of the Information Statement on Schedule 14C filed on March 14, 2013)
10.1	Orphan Holdings of Texas, Inc. Share Purchase Agreement, dated July 5, 2012 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 10, 2012)
10.2	Frederick Ziegler Consulting Agreement, dated August 1, 2012 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 31, 2012)
10.3	John Miller Consulting Agreement, dated September 1, 2012 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 31, 2012)
10.4	E. Robert Gates, Consulting Agreement, dated September 1, 2012 (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 31, 2012)
10.5	Kevin A. Carreno Board of Directors Agreement, dated August 9, 2012 Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on August 31, 2012)
10.6	Purchase Sale Agreement (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 21, 2012)
10.7	Premise Use Agreement (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 21, 2012)
10.8	Placement Agent/Investment Banking Retainer Agreement, dated November 13, ( Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 21, 2012)
10.9	Fidare Consulting Group, LLC Consulting Agreement, dated September 25, 2012 (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on November 21, 2012)
10.10	Gregory Hadley, Board of Directors Agreement, dated November 15, 2012 (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on December 10, 2012)
10.11	Fidare Consulting Group, LLC. First Amended Consulting Agreement, dated December 1, 2012 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 10, 2012)
10.12	Steven R. Henson Corporate Officer/Consulting Engagement Agreement, dated December 3, 2012 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 10, 2012)
10.13	Steven R. Henson Board of Directors Agreement, dated December 4, 2012, (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on December 10, 2012)
10.14	Corporate Officer Consulting Engagement Agreement with Mr. Colin Richardson (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 21, 2014)
10.15	First Amended Corporate Officer Consulting Engagement Agreement with Mr. Colin Richardson (Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed on July 15, 2014)
10.16	Form of Revolving Credit Note dated September 4, 2013 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 21, 2014)
10.17	Letter Agreement with Pt Platinum Consulting, LLC (Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on May 5, 2014)
10.18	Albury Note (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed on May 5, 2014)
10.19	Hadley Note (Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed on May 5, 2014)
10.20	Board of Directors Agreement with Michael Farmer dated as of January 28, 2013 (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed on May 5, 2014)
10.21	Purchase and Sale Agreement between the Company and Black Gold Kansas Productions, LLC (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed on September 19, 2014)

10.22	Fidare Consulting Group, LLC. First Amended Consulting Agreement, dated July 1, 2014 (Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K/A for the year ended March 31, 2014 filed on July 18, 2014)
10.23	Second Amendment, Extension and Ratification of Purchase and Sale Agreement between the Company and Black Gold Kansas Production, LLC for the George Project (Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed on July 24, 2015)
10.24	Letter of Addendum and Extension to August 6, 2014 Purchase, Sale and Join Exploration Agreement By and Between Rangeford Resources, Inc. and Black Gold Kansas Production, LLC (Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K filed on July 24, 2015)
10.25	Third Amendment to Purchase and Sale Agreement between the Company and Black Gold Kansas Production, LLC for the George Project (Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed on September 12, 2018)
10.26	Corporate Officer Consulting Settlement Agreement with Colin Richardson April, 2017 (Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K filed on September 12, 2018)
10.27	Fidare Consulting Group, LLC Settlement Agreement, dated June 30, 2017 (Incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K filed on September 12, 2018)
10.28	Fidare Consulting Group, LLC Consulting Agreement, dated July 1, 2017 (Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K filed on September 12, 2018)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (Filed herewith)
31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial and accounting officer (Filed herewith)
32.1	Section 1350 Certification of Chief Executive Officer (Filed herewith)
32.2	Section 1350 Certification of principal financial and accounting officer (Filed herewith)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Name	Positions	Date
/s/ Thomas Lindholm	CEO	January 15, 2019
Thomas Lindholm

