Form 10-Q
period 2016-09-30
Rangeford Resources, Inc.
filed 2019-01-16
CIK 1438035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

RANGEFORD RESOURCES, INC.

Balance Sheets

(Unaudited)

	30-Sep-16	31-Mar-16
ASSETS
Current assets
Cash	$72	$110
Total current assets	72	110

Total assets	$72	$110

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$1,538,044	$1,249,654
Accounts payable- related party	17,100	17,100
Accrued interest payable- related party	58,102	43,462
Related party advances and notes payable	100	100
Total current liabilities	1,613,346	1,310,316
Related party note payable	799,917	656,338
Total liabilities	2,413,263	1,966,654

Stockholders’ deficit
Series A convertible preferred stock, $.001 par value, stated value $5.00 per share, 3,000,000 shares authorized; 182,000 shares issued and outstanding	182	182
Common stock to be issued	430,000	320,000
Common stock, $.001 par value; 75,000,000 shares authorized; 20,545,534 and 20,105,293 shares issued and outstanding	20,545	20,105
Additional paid in capital	6,260,224	5,855,564
Retained deficit	(9,124,142)	(8,162,395)
Total stockholders’ deficit	(2,413,191)	(1,966,544)

Total liabilities and stockholders’ deficit	$72	$110

See accompanying notes to unaudited financial statements

RANGEFORD RESOURCES, INC.

Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2016	2015	2016	2015

Operating expenses

Investor relations	$5,132	$766	$11,757	$8,805
Professional fees	43,099	163,790	124,594	270,340
Professional fees-related party	-	90,000	240,000	180,000
General and administrative	489,973	14,163	570,756	33,512
Total operating expenses	538,204	268,719	947,107	492,657

Loss from operations	(538,204)	(268,719)	(947,107)	(492,657)

Other expense
Interest expense-related party	8,611	5,064	14,640	9,732
Total other expense	8,611	5,064	14,640	9,732

Net loss	$(546,815)	$(273,783)	$(961,747)	$(502,389)

Preferred stock dividends	(18,200)	(18,200)	(36,400)	(36,400)

Net loss attributable to common shareholders	$(565,015)	$(291,983)	$(998,147)	$(538,789)

Basic and diluted loss per common share	$(0.03)	$(0.01)	$(0.05)	$(0.03)

Weighted average shares outstanding	20,272,100	20,105,293	20,395,628	20,105,293

See accompanying notes to unaudited financial statements

RANGEFORD RESOURCES, INC.

Statements of Cash Flows

(Unaudited)

	Six months ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(961,747)	$(502,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock payable for services	400,100	120,000
Changes in operating assets and liabilities
Prepaid expenses	-	372,966
Accounts payable	288,390	(197)
Accounts payable- related party	-	-
Accrued interest payable	14,640	9,732
Net cash provided by (used in) operating activities	(258,617)	112

Cash flows from financing activities
Proceeds from related advances and notes payable	258,579	-
Net cash provided by financing activities	258,579	-

Net (decrease) increase in cash	(38)	112
Cash at beginning of period	110	39
Cash at end of period	$72	$151

Supplemental disclosure of non-cash investing and financing activities:
Issuance of 115,000 shares of common stock in exchange for related party notes payable	$115,000	$-

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited financial statements

Rangeford Resources, Inc.

Notes to Financial Statements (Unaudited)

September 30, 2016

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the US (US GAAP) for interim financial information, with the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. The accompanying financial statements at September 30, 2016 and March 31, 2016 and for the three months and six months ended September 30, 2016 and 2015 contain all normally recurring adjustments considered necessary for a fair presentation of our financial position, results of operations, cash flows and shareholders’ equity for such periods. Operating results for the three months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending March 31, 2017. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report for the year ended March 31, 2016.

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

Fair Value of Financial Instruments

The Company’s financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2016 and March 31, 2016.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or nonrecurring basis at September 30, 2016 or March 31, 2016.

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

Reclassifications and revision of prior period amounts

Certain amounts in the September 30, 2015 financial statements have been reclassified to conform to the September 30, 2016 presentation. The Company has revised prior period statement of operations to include deemed preferred stock dividends of $18,200.

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

GNE has returned the stock certificate for 7,400,000 shares, however, GNE did not submit an executed stock power which is required to cancel the GNE shares. As such, these shares are considered issued and outstanding at September 30, 2016.

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

During the quarter ended September 30, 2016 and 2015, the Company had deemed dividends of $ 18,200. No dividends were declared or paid. As of September 30, 2016 accumulated dividends in arrears are $157,866.

Common stock

The authorized common stock of the Company consists of 75,000,000 shares with par value of $0.001.

The Company accounts for common stock earned but not issued as common stock payable in Shareholders’ Equity. As of September 30, 2016 and March 31, 2016 certain individuals and consultants were due $430,000 and $320,000 for services rendered. At the date these balances are paid the resulting effect on Common Stock and Paid in Capital would be an increase in outstanding common stock of 346,148 common shares as of September 30, 2016 and 234,818 common shares as of March 31, 2016. These shares were not included in the computation of earnings per share as the effect is immaterial at both reporting periods.

During the six months ended September 30, 2016, consulting services totaling approximately $400,000 were accrued to common stock payable and are included in professional fees and professional fees-related party in the consolidated statement of operations. During the six months ended September 30, 2016, the Company issued 325,241 common shares valued at $290,100.

●	Included in consulting services above, the Company accrued to common stock payable $50,000 related to Fidare for consulting services (see Note 7);

●	Included in consulting services above, the Company accrued to common stock payable $20,000 related to Richardson for services (see Note 7);

●	Included in consulting services above, the Company accrued to common stock payable $20,000 related to Thomas Lindholm for services;

●	Included in consulting services above, the Company accrued to common stock payable $10,000 related to Marc Duncan for services;

●	Included in consulting services above, the Company accrued to common stock payable $10,000 related to Milton Bernos for services.

Net loss per common share

Net loss per share is computed using the basic and diluted weighted average number of common shares outstanding during the period. The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Potential dilutive securities (stock options and warrants) have not been considered when their effect would be anti dilutive. The potentially dilutive shares, including both stock options and warrants would have been 308,000 as of September 30, 2016.

Options

On April 28, 2014, the Company granted 308,000 options to purchase the Company’s common stock with a three year term and an exercise price of $1 for 108,000 options and $3 for 200,000 options, pursuant to the terms of the board of director’s agreement.The options were immediately vested and had a fair value of $1,179,395 as the grant date. The options were outstanding for the period ended September 30, 2016.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities were based on volatilities from similar companies given our limited trading history.

The expected term of options granted is estimated at the contractual term as noted in the individual option agreements and represents the period of time that options granted are expected to be outstanding. The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury bill rate in effect at the time of grant for treasury bills with maturity dates at the estimated term of the options. A summary of option activity as of September 30, 2016 and March 31, 2016 are presented below:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding March 31, 2015	308,000	$2.299	2.3	$-
Granted, exercised, expired	-	$-	-	-
Outstanding and exercisable March 31, 2016	308,000	$2.299	1.08	$-
Granted, exercised, expired	-	$-	-	-
Outstanding and exercisable September 30, 2016	308,000	$2.299	0.08	$-

No option expense was recognized during the six months ended September 30, 2016 and 2015.

Warrants

The fair value of each warrant granted was estimated on the date of grant using the Black-Scholes option valuation. Expected volatilities are based on volatilities from the historical trading ranges of the Company’s stock. The expected term of warrants granted is estimated at the contractual term and represents the period of time that warrants are expected to be outstanding. The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury bill rate in effect at the time of grant for bonds with maturity dates at the estimated term of the options. No warrants were issued during the six months ended September 30, 2016.

There were no warrants outstanding as of September 30, 2016, as 120,000 warrants expired in accordance with their terms.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the six months ended September 30, 2016 and the year ended March 31, 2016, applicable under ACS 740.

NOTE 7 –RELATED PARTY TRANSACTIONS

Advances and Note Payable

On November 28, 2012, the CE McMillan Family Trust (the “CE Trust”) advanced the Company $100 to facilitate the opening of a new bank account in Irving, Texas. The trustee of the C.E. McMillan Family Trust is also the managing member of Cicerone Corporate Development, LLC (“Cicerone”). The advance had not been repaid as of September 30, 2016.

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

As of September 30, 2016 the balance due was $799,917 and related accrued interest of $58,102. Interest expense related to this debt was $14,640 and $9,732 during the six months ended September 30, 2016 and 2015, respectively.

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

For the three month period ended September 30, 2015, the Company did not recognize any expenses under the Fidare Agreement due to the waiver discussed above.

Effective May 1, 2016, Fidare receives monthly compensation of shares of common stock valued at $10,000 based on the price at the close on the last trading day of each month. As of September 30, 2016, $50,000 was due in shares of common stock which is included in Common Shares Payable. For the six months ended September 30, 2016 and 2015, the Company recorded $50,000 and $0, respectively, in consulting fees related to this agreement.

As of September 30, 2016, the Company is obligated to issue Fidare 103,875 shares of the Company’s common stock.

Chief executive officer compensation agreement

The Company had a consulting agreement with Mr. Colin Richardson to serve as our chief executive officer. Mr. Richardson, payable by $10,000 in cash and common stock valued at $20,000 based on its price at the close on the last trading day of each month. As of September 30, 2016, Mr. Richardson was entitled to 222,949 shares of common stock valued at approximately $300,000 and was due cash compensation of approximately $400,000.

Director’s fees

In exchange for his services as a member of the Board of Directors, Mr. Mike Farmer is entitled to receive $2,000 per month payable in cash. In addition, during the three month period ended September 30, 2014, Mr. Farmer was awarded options to purchase 108,000 of common stock at $1.00 per share and options to purchase 200,000 shares of our common stock at $3.00 per share. The options were fully vested at the date of issuance of the award. As of September 30, 2016, Mr. Farmer was due the cash portion of his compensation totaling $66,000.

NOTE 8 – SUBSEQUENT EVENTS

In December 2016, the Company issued a $20,000 8% Senior note with 40,000 warrants exercisable at $.50 per share. The note matures on December 9, 2017, and accrued interest was $491 for the year ended March 31, 2017. The fair value of the warrants was $9,514, and was reported as a debt discount with amortization of $2,303 for the year ended March 31, 2017. The note payable balance net of the discount as of March 31, 2017 was $12,789.The note was converted to common stock in January 2018.

During the year ended March 31, 2017, the Company agreed to issue 265,000 shares of common stock valued at $345,000, based on the price at close on the last trading day of each month which services were rendered for compensation and services.

During the year ended March 31, 2017, consulting services totaling approximately $255,000 were accrued to common stock payable.

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

During March 2018, the Company received $50,000 from subscription agreements for the purchase of 333,335 restricted common shares and 250,000 warrants with a $.50/per share exercise price and three year maturity.

During March 2017, the Company entered into a settlement agreement with a prior officer. As of September 30, 2016, the Company had recorded accounts payable of approximately $400,000 and stock payable of $380,000. In March 2017, the Company issued a promissory note for $205,000 and 422,719 common shares to be issued.

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

Going Concern

We have incurred net losses of approximately $9 million since inception through September 30, 2016. The report of our independent registered public accounting firm on our financial statements for the year ended March 31, 2016 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Plan of Operation

We have $1,613,346 in current liabilities as of September 30, 2016. Through September 30, 2016, we have accumulated losses of $9,124,142. In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

Since August 15, 2008, the Company has issued 20,545,534 shares of common stock and 182,000 shares of Series A convertible preferred stock. Proceeds from the sale of common stock and Series A convertible preferred stock have been utilized by the Company to fund its initial development including administrative costs associated with maintaining its status as a Reporting Company as defined by the Securities and Exchange Commission (“SEC”) under the Exchange Act of 1934, as amended. The Company plans to focus efforts on selling their common shares in order to continue to fund its initial development and fund the expenses associated with maintaining a reporting company status.

Results of Operations

For the Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

During the three months ended September 30, 2016 and 2015, the Company did not recognize any revenues from operating activities.

For the three months ended September 30, 2016, the Company recognized a net loss of $546,815 compared to $273,783 for the three months ended September 30, 2015. The increase of approximately $273,032 was primarily the result of an increase in general and administrative expenses of approximately $489,207, offset by a decrease in professional fees of approximately $210,691.

For the Six Months Ended September 30, 2016 Compared to the Six Months Ended September 30, 2015

During the six months ended September 30, 2016 and 2015, the Company did not recognize any revenues from operating activities.

For the six months ended September 30, 2016, the Company recognized a net loss of $961,747 compared to $502,389 for the six months ended September 30, 2015. The increase of approximately $459,358 was primarily the result of a decrease in professional fees of approximately $85,746, an increase in interest expense of approximately $4,908, and an increase in general administrative expenses for approximately $537,244.

Liquidity and Capital Resources

As of September 30, 2016, the Company had total current assets of $72. As of September 30, 2016, the Company had total current liabilities of $1,613,346 which include $1,538,044 in accounts payable, $17,100 in accounts payable-related party, and $58,102 in accrued interest. At September 30, 2016, the Company had a working capital deficit of $1,613,274. In addition, the Company had a note payable to a related party in the amount of $799,947.

During the six months ended September 30, 2016, the Company used cash of $258,617 in our operations as compared to $112 provided by operating activities during the same period ended September 30, 2015. No cash was provided by or used in investing activities during the six months ended September 30, 2016 and 2015. During the six months ended September 30, 2016, cash provided by financing activities was $258,579 as compared to $0 during the same period in 2015.

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

Not Applicable to smaller reporting companies

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2016 and September 30, 2016, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2016 or September 30, 2016, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three month period ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.23

Second Amendment, Extension and Ratification of Purchase and Sale Agreement between the Company and Black Gold Kansas Production, LLC for the George Project (Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed on July 24, 2015)

10.24

Letter of Addendum and Extension to August 6, 2014 Purchase, Sale and Join Exploration Agreement By and Between Rangeford Resources, Inc. and Black Gold Kansas Production, LLC (Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K filed on July 24, 2015)

10.25

Third Amendment to Purchase and Sale Agreement between the Company and Black Gold Kansas Production, LLC for the George Project (Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed on September 12, 2018)

10.26

Corporate Officer Consulting Settlement Agreement with Colin Richardson April, 2017 (Filed herewith) (Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K filed on September 12, 2018)

10.27	Fidare Consulting Group, LLC Settlement Agreement, dated June 30, 2017 (Incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K filed on September 12, 2018)

10.28	Fidare Consulting Group, LLC Consulting Agreement, dated July 1, 2017 (Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K filed on September 12, 2018)

10.29	Second Amendment to Revolving Credit Note date March 1, 2016 (Incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K filed on September 12, 2018)

10.30	Third Amendment to Revolving Credit Note date July 6, 2016 (Incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K filed on September 12, 2018)

16.1	Letter of Change of Accountants, LBB & Associates, Ltd., dated January 4, 2012 (Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed on January 9, 2013)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (Filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial and accounting officer (Filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (Filed herewith)

32.2	Section 1350 Certification of principal financial and accounting officer (Filed herewith)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

