Form 10-Q
period 2016-12-31
Rangeford Resources, Inc.
filed 2019-01-16
CIK 1438035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

RANGEFORD RESOURCES, INC.

Balance Sheets (Unaudited)

	December 31, 2016	March 31, 2016

Current assets
Cash	$3,934	$110
Total current assets	3,934	110

Total assets	$3,934	$110

Current liabilities
Accounts payable	$1,536,884	$1,249,654
Accounts payable- related party	17,100	17,100
Accrued interest payable- related party	67,034	43,462
Note payable, net of discount	10,893	-
Related party advances and notes payable	100	100
Total current liabilities	1,632,011	1,310,316
Related party note payable	799,917	656,338
Total liabilities	2,431,928	1,966,654

Stockholders’ deficit
Series A convertible preferred stock, $.001 par value, stated value $5.00 per share, 3,000,000 shares authorized; 182,000 shares issued and outstanding	182	182
Common stock to be issued	550,000	320,000
Common stock, $.001 par value; 75,000,000 shares authorized; 20,545,534 and 20,105,293 shares issued and outstanding, respectively	20,545	20,105
Additional paid in capital	6,269,618	5,855,564
Retained deficit	(9,268,339)	(8,162,395)
Total stockholders’ deficit	(2,427,994)	(1,966,544)

Total liabilities and stockholders’ deficit	$3,934	$110

See accompanying notes to unaudited financial statements

RANGEFORD RESOURCES, INC.

Statements of Operations (Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2016	2015	2016	2015

Operating expenses
Investor relations	$-	$24,100	$11,757	$32,905
Professional fees	40,286	83,000	127,781	353,340
Professional fees-related party	79	90,000	260,079	270,000
General and administrative	189,192	10,695	681,948	44,207
Total operating expenses	229,557	207,795	1,081,565	700,452

Loss from operations	(229,557)	(207,795)	(1,081,565)	(700,452)

Other expense
Interest expense-related party	9,739	5262	24379	14994
Total other expense	9,739	5,262	24,379	14,994

Net loss	$(239,296)	$(213,057)	$(1,105,944)	$(715,446)

Preferred stock dividends	(18,200)	(18,200)	(54,600)	(54,600)

Net loss attributable to common shareholders	(257,496)	(231,257)	(1,160,544)	(770,046)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.06)	$(0.04)

Weighted average shares outstanding	20,545,534	20,105,293	20,363,928	20,105,293

See accompanying notes to unaudited financial statements

RANGEFORD RESOURCES, INC.

Statements of Cash Flows (Unaudited)

	Nine months ended December 31,
	2016	2015
Cash flows from operating activities
Net loss	$(1,105,944)	$(715,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock payable for services	520,100	180,000
Amortization of debt discount	287	-
Changes in operating assets and liabilities:
Accounts payable	287,230	520,741
Accounts payable- related party	-	(197)
Accrued interest payable	23,572	14,993
Net cash provided by (used) in operating activities	(274,755)	91

Cash flows from financing activities
Proceeds from Senior Note payable	20,000	-
Proceeds from related advances and notes payable	258,579	-
Net cash provided by financing activities	278,579	-

Net (decrease) increase in cash	3,824	91
Cash at beginning of period	110	39
Cash at end of period	$3,934	$130

Supplemental disclosure of non-cash investing and financing activities:
Conversion of related party note payable for 115,000 shares of common stock	$115,000	$-
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited financial statements

Rangeford Resources, Inc.

Notes to Financial Statements (Unaudited)

December 31, 2016

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the US (US GAAP) for interim financial information, with the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. The accompanying financial statements at December 31, 2016 and March 31, 2016 and for the three and nine months ended December 31, 2016 and 2015 contain all normally recurring adjustments considered necessary for a fair presentation of our financial position, results of operations, cash flows and shareholders’ equity for such periods. Operating results for the three and nine months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the year ending March 31, 2017. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report for the year ended March 31, 2016.

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

Fair Value of Financial Instruments

The Company’s financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2016 and March 31, 2016.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or nonrecurring basis at December 31, 2016 or March 31, 2016.

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

Reclassifications and revision of prior period amounts

Certain amounts in the December 31, 2015 financial statements have been reclassified to conform to the December 31, 2016 presentation. The Company has revised prior period statement of operations to include deemed preferred stock dividends of $18,200.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17: Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17). ASU 2015-17 is part of an initiative to reduce complexity in accounting standards. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. However, this classification does not generally align with the time period in which the recognized deferred tax amounts are expected to be recovered or settled. To simplify the presentation of the deferred income taxes, ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of an entity be offset and presented as a single amount is not affected by the amendments of ASU 2015-17. For public entities, ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years; early application is permitted. The Company has selected early application starting with the financial statements issued for the year ended December 31, 2016. The provisions of this accounting update do not have a material impact on the Company’s financial position or results of operations. Accordingly, the deferred tax liability and valuation allowance are classified as non-current.

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

NOTE 4 – AGREEMENT TO PURCHASE OIL AND GAS PROPERTIES

Great Northern Energy, Inc.

On November 15, 2012, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with Great Northern Energy, Inc. (“GNE”) to acquire a substantial non-operating working interest in oil assets in East Texas. As of March 31, 2014, the Company had issued 7,400,000 shares of common stock to GNE towards the purchase of the oil and gas properties. Due to the lack of any tangible results as contemplated in the Agreement, and GNE’s failure to uphold certain of its obligations under the Agreement, we determined it would be in our best interest to terminate the Agreement during the year ended March 31, 2015.

GNE has returned the stock certificate for 7,400,000 common shares, however, GNE did not submit an executed stock power which is required to cancel the GNE shares. As such, these shares are considered issued and outstanding at December 31, 2016.

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

NOTE 5 - NOTE PAYABLE

In December 2016, the Company issued a $20,000 8% Senior note with 40,000 warrants exercisable at $0.50 per share. The note matures on December 9, 2017. The fair value of the warrants was $9,394, and was reported as a debt discount with amortization of $287 for the period ended December 31, 2016. The note payable balance net of the discount as of December 31, 2016 was $10,893.

NOTE 6 –STOCKHOLDER’S EQUITY

Series A Convertible Preferred Stock

In December 2012, the Board of directors authorized the offering for sale and issuance of up to a maximum of 3,000,000 Shares of our Series “A” Convertible Preferred Stock, $0.001 par value per share (the “Preferred Stock”). The Stated Value of the Preferred Stock is $5.00 per Share. Each Share of Preferred Stock bears an eight percent (8%) cumulative dividend, due and payable quarterly as of July 31, October 31, January 31 and April 30. The Company records cumulative dividends whether or not declared. During the three month periods ended December 31, 2016 and 2015, the Company recorded deemed dividends of $18,200 for undeclared dividends on the preferred stock. Each share may be converted by the holder thereof, at any time, into one share of the Company’s common stock, par value $0.001 per share and one warrant exercisable at $6.50 per share into one share of the Company’s common stock. The Company may force conversion to common stock and one warrant if the Company’s common stock trades over $7.00 for forty-five consecutive trading days.

During the nine months ended December 31, 2016 and 2015, the Company had dividends of $54,600. Accumulated dividends in arrears as of December 31, 2016 were $176,066.

Common stock

The authorized common stock of the Company consists of 75,000,000 shares with par value of $0.001.

The Company accounts for common stock earned but not issued as common stock payable in Shareholders’ Equity. As of December 31, 2016 and March 31, 2016 certain individuals and consultants were due $550,000 and $320,000 for services rendered. At the date these balances are paid the resulting effect on Common Stock and Paid in Capital would be an increase in outstanding common stock of 652,073 common shares as of December 31, 2016 and 234,818 common shares as of March 31, 2016. These shares were not included in the computation of earnings per share as the effect is immaterial at both reporting periods.

During the nine months ended December 31, 2016 and 2015, consulting services totaling approximately $520,100 and $180,000 were accrued to common stock payable and are included in professional fees-related party in the consolidated statement of operations.

Included in consulting services above, the Company accrued to common stock payable $80,000 related to Fidare for consulting services (see Note 7);

Included in consulting services above, the Company accrued to common stock payable $20,000 related to Richardson for services (see Note 7);

Included in consulting services above, the Company accrued to common stock payable $80,000 related to Thomas Lindholm for services;

Included in consulting services above, the Company accrued to common stock payable $40,000 related to Marc Duncan for services;

Included in consulting services above, the Company accrued to common stock payable $10,000 related to Milton Bernos for services.

During the nine months ended December 31, 2016 and 2015, the Company issued 8,800 and 0 warrants for professional services valued at $80 and $0.

Net loss per common share

Net loss per share is computed using the basic and diluted weighted average number of common shares outstanding during the period. The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Potential dilutive securities (stock options and warrants) have not been considered when their effect would be anti dilutive. The potentially dilutive shares, including both stock options and warrants would have been 356,800 shares for the three and nine months ended December 31, 2016.

Options

On April 28, 2014, the Company granted 308,000 options to purchase the Company’s common stock with a three year term and an exercise price of $1 for 108,000 options and $3 for 200,000 options, pursuant to the terms of the board of director’s agreement. The options were immediately vested and had a fair value of $1,179,395 as the grant date. The options were outstanding for the quarter ended December 31, 2016 and 2015.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities were based on volatilities from similar companies given our limited trading history.

The expected term of options granted is estimated at the contractual term as noted in the individual option agreements and represents the period of time that options granted are expected to be outstanding. The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury bill rate in effect at the time of grant for treasury bills with maturity dates at the estimated term of the options. A summary of option activity as of December 31, 2016 and changes during the quarter ended are presented below:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding March 31, 2016	308,000	$2.30	2.3	$-
Granted, exercised, expired	-	$-	-	-
Outstanding and exercisable December 31, 2016	308,000	$2.30	1.08	$-

Warrants

The fair value of each warrant granted was estimated on the date of grant using the Black-Scholes option valuation. Expected volatilities are based on volatilities from the historical trading ranges of the Company’s stock. The expected term of warrants granted is estimated at the contractual term and represents the period of time that warrants are expected to be outstanding. The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury bill rate in effect at the time of grant for bonds with maturity dates at the estimated term of the options. The key assumptions used in evaluating the warrants and the estimated fair value are as follows for the quarter ended December 31, 2016, is as follows:

December 31, 2016
Expected volatility	190%
Expected dividends	0
Expected term (in years)	3.0
Risk-free rate	1.44%

A summary of warrant activity for the period ended December 31, 2016 are presented below:

	Number of Warrants	Weighted Average Exercise Price
Balance at March 31, 2016	120,000	$4.40
Granted	48,800	-
Exercised	-	$-
Expired	120,000	-
Balance at December 31, 2016	48,800	$.51
Warrants exercisable at ended December 31, 2016	48,800	$.51

Warrants expense recognized during the nine months ended December 31, 2016 and 2015 was $80 and $0, respectively.

NOTE 7 - INCOME TAXES

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

The Company has not taken a tax position that, if challenged, would have a material effect on the consolidated financial statements for the nine months ended December 31, 2016 and 2015, applicable under ACS 740.

NOTE 8 –RELATED PARTY TRANSACTIONS

Advances and Note Payable

On November 28, 2012, the CE McMillan Family Trust (the “CE Trust”) advanced the Company $100 to facilitate the opening of a new bank account in Irving, Texas. The trustee of the C.E. McMillan Family Trust is also the managing member of Cicerone Corporate Development, LLC (“Cicerone”). The advance had not been repaid as of December 31, 2016.

On September 4, 2013, we received a $750,000 Revolving Credit Note (the “Revolving Note”) from Cicerone for operating expenses. The Revolving Note matured on February 1, 2015 and was extended to February 1, 2017 on the same terms and conditions and was reclassified to non-current liabilities. The note bears interest at the rate of LIBOR plus 2.75% per annum. On March 1, 2016 the revolving note was increased to $1,250,000. On July 6, 2016, the note was modified to include conversion of any amount of the debt to common stock at a conversion price of $1, which was the market value per share and an extension to June 30, 2018. At this time the amendment was considered debt extinguishment with only a nominal gain on extinguishment. On July 22, 2016 Cicerone converted $115,000 in advances to common stock. As of December 31, 2016, the balance due was $799,917, with related accrued interest of $67,034. Interest expense related to this debt was $24,379 and $14,994 during the nine months ended December 31, 2016 and 2015, respectively.

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

For the nine month period ended December 31, 2016 and 2015, the Company recognized $80,000 and $0 in Professional fees-related party expenses and are accrued in common stock payable. As of December 31, 2016, the Company is obligated to issue Fidare 109,622 shares of the Company’s common stock.

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

As of December 31, 2016, Mr. Richardson was entitled to 222,949 shares of common stock valued at approximately $300,000 and was due cash compensation of $400,000.

Director’s fees

In exchange for his services as a member of the Board of Directors, Mr. Mike Farmer is entitled to receive $2,000 per month payable in cash. In addition, during the three month period ended September 30, 2014, Mr. Farmer was awarded options to purchase 108,000 of common stock at $1.00 per share and options to purchase 200,000 shares of our common stock at $3.00 per share. The options were fully vested at the date of issuance of the award. As of December 31, 2016, Mr. Farmer was due the cash portion of his compensation totaling $18,000.

NOTE 9 – SUBSEQUENT EVENTS

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

During the year ended March 31, 2017, the Company agreed to issue 135,000 shares of common stock valued at $135,000, based on the price at close on the last trading day of each month which services were rendered for compensation and services.

During the year ended March 31, 2017, the Company accrued common stock payable of $102,000 in exchange for accrued compensation of $102,000.

As of March 31, 2017, the Company has $787,000 in common stock payable, which is payable in 1,017,151 shares of common stock.

During the year ended March 31, 2017, 120,000 warrants expired.

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

The independent registered public accounting firm’s report on the Company’s financial statements as of March 31, 2016, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

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

Going Concern

We have incurred net losses of approximately $9 million since inception through December 31, 2016. The report of our independent registered public accounting firm on our financial statements for the year ended March 31, 2016 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Plan of Operation

We have $1,632,011 in current liabilities as of December 31, 2016. Through December 31, 2016, we have accumulated losses of $9,268,339. In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

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

Results of Operations

For the Three Months Ended December 31, 2016 Compared to the Three Months Ended December 31, 2015

During the three months ended December 31, 2016 and 2015, the Company did not recognize any revenues from operating activities.

For the three months ended December 31, 2016, the Company recognized a net loss of $239,296 compared to $213,057 for the three months ended December 31, 2015. The increase of approximately $26,239 was primarily the result of lower professional fees of approximately $132,635, offset by a decrease in interest expense of approximately $4,477, and an increase in investor relations and general administrative expenses for approximately $154,397.

For the Nine Months Ended December 31, 2016 Compared to the Nine Months Ended December 31, 2015

During the nine months ended December 31, 2016 and 2015, the Company did not recognize any revenues from operating activities.

For the nine months ended December 31, 2016, the Company recognized a net loss of $1,105,944 compared to $715,446 for the nine months ended December 31, 2015. The increase of approximately $390,498 was primarily the result of a decrease in professional fees of approximately $235,480, an increase in interest expense of approximately $9,385 and an increase in investor relations and general administrative expenses for approximately $616,593.

Liquidity and Capital Resources

As of December 31, 2016, the Company had total current assets of $3,934. As of December 31, 2016, the Company had total current liabilities of $1,632,011 which includes $1,536,884 in accounts payable, $17,100 in accounts payable-related party, and $67,034 in accrued interest. At December 31, 2016, the Company had a working capital deficit of $1,628,077. In addition, the Company had a note payable to a related party in the amount of $799,917.

During the nine months ended December 31, 2016, the Company used cash of $274,755 in our operations as compared to cash provided of $91 during the same period ended December 31, 2015. No cash was provided by or used in investing activities during the nine months ended December 31, 2016 and 2015. During the nine months ended December 31, 2016, cash provided by financing activities was $278,579 as compared to $0 during the same period in 2015.

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

Not Applicable to smaller reporting companies

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2016 and December 31, 2016, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2016 or December 31, 2016, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three month period ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.25

Third Amendment to Purchase and Sale Agreement between the Company and Black Gold Kansas Production, LLC for the George Project(Incorporated by reference to the Annual Report on Form 10-K filed on September 12, 2018)

10.26	Corporate Officer Consulting Settlement Agreement with Colin Richardson April, 2017 (Incorporated by reference to the Annual Report on Form 10-K filed on September 12, 2018)

10.27	Fidare Consulting Group, LLC Settlement Agreement, dated June 30, 2017 (Incorporated by reference to the Annual Report on Form 10-K filed on September 12, 2018)

10.28	Fidare Consulting Group, LLC Consulting Agreement, dated July 1, 2017 (Incorporated by reference to the Annual Report on Form 10-K filed on September 12, 2018)

10.29	Second Amendment to Revolving Credit Note date March 1, 2016 (Incorporated by reference to the Annual Report on Form 10-K filed on September 12, 2018)

10.30	Third Amendment to Revolving Credit Note date July 6, 2016 (Incorporated by reference to the Annual Report on Form 10-K filed on September 12, 2018)

16.1	Letter of Change of Accountants, LBB & Associates, Ltd., dated January 4, 2012 (Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed on January 9, 2013)

21.1	Subsidiaries of Rangeford Resources

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (Filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial and accounting officer (Filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer (Filed herewith)

32.2	Section 1350 Certification of principal financial and accounting officer (Filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RANGEFORD RESOURCES, INC.

Dated: January 15, 2019	By:	/s/ Thomas E. Lindholm
Thomas E. Lindholm
Chief Executive Officer, Principal Executive Officer and Principal Financial Officer

