Form 10-K/A
period 2017-03-31
Rangeford Resources, Inc.
filed 2019-01-22
CIK 1438035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

[  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[  ] Yes [X] No

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

[X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

EXPLANATORY NOTE

Rangeford Resources, Inc. (“Rangeford” or the “Registrant”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended March 31, 2017, as filed on September 12, 2018 (the “Original Form 10-K”), solely to file certifications by our principal executive officer and principal financial officer on Exhibits 31.1, 31.2, 32.1 and 32.2.

In connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment new certifications by our principal executive and principal financial officers.

Except as described above, no other changes have been made to the Original Form 10-K, and this Amendment does not amend, update or change any other items or disclosures in the Original Form 10-K. Further, this Amendment does not reflect subsequent events occurring after the filing date of the Original Form 10-K or modify or update in any way disclosures in the Original Form 10-K. This Amendment is an exhibit-only filing.

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

10.24	Letter of Addendum and Extension to August 6, 2014 Purchase, Sale and Join Exploration Agreement By and Between Rangeford Resources, Inc. and Black Gold Kansas Production, LLC Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K filed on July 24, 2015)
10.25	Third Amendment to Purchase and Sale Agreement between the Company and Black Gold Kansas Production, LLC for the George Project (Incorporated by reference to the Annual Report on Form 10-K filed on September 12, 2018)
10.26	Corporate Officer Consulting Settlement Agreement with Colin Richardson April, 2017 (Incorporated by reference to the Annual Report on Form 10-K filed on September 12, 2018)
10.27	Fidare Consulting Group, LLC Settlement Agreement, dated June 30, 2017(Incorporated by reference to the Annual Report on Form 10-K filed on September 12, 2018)
10.28	Fidare Consulting Group, LLC Consulting Agreement, dated July 1, 2017(Incorporated by reference to the Annual Report on Form 10-K filed on September 12, 2018)
10.29	Second Amendment to Revolving Credit Note date March 1, 2016 (Incorporated by reference to the Annual Report on Form 10-K filed on September 12, 2018)
10.30	Third Amendment to Revolving Credit Note date July 6, 2016 (Incorporated by reference to the Annual Report on Form 10-K filed on September 12, 2018)
16.1	Letter of Change of Accountants, LBB & Associates, Ltd., dated January 4, 2012 (Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed on January 9, 2013)
21.1	Subsidiaries of Rangeford Resources Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (Filed herewith)
31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial and accounting officer (Filed herewith)
32.1	Section 1350 Certification of Chief Executive Officer (Filed herewith)
32.2	Section 1350 Certification of principal financial and accounting officer (Filed herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Name	Positions	Date
/s/ Thomas Lindholm	CEO	January 22, 2019
Thomas Lindholm