Form 10-Q
period 2017-06-30
Rangeford Resources, Inc.
filed 2019-08-23
CIK 1438035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

[  ] Yes [X] No

As of August 23, 2019, the Registrant has 23,683,551 shares of common stock outstanding.

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

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

RANGEFORD RESOURCES, INC.

Balance Sheets (Unaudited)

	June 30, 2017	March 31, 2017
Current assets
Cash	$16	$46
Total current assets	16	46

Total assets	$16	$46

Current liabilities
Accounts payable	$1,307,541	$1,227,425
Accounts payable- related party	17,100	17,100
Accrued interest payable- related party	87,411	76,637
Note payable, net of discount	14,998	12,789
Related party advances and notes payable	100	100
Total current liabilities	1,427,150	1,334,051
Related party notes payable	1,004,607	1,004,607
Total liabilities	2,431,757	2,338,658

Stockholders’ deficit
Series A convertible preferred stock, $.001 par value, stated value $5.00 per share, 3,000,000 shares authorized; 182,000 shares issued and outstanding	182	182
Common stock to be issued	932,000	787,000
Common stock, $.001 par value; 75,000,000 shares authorized; 20,545,534 and 20,545,534 shares issued and outstanding, respectively	20,545	20,545
Additional paid in capital	6,269,743	6,269,718
Retained deficit	(9,654,211)	(9,416,057)
Total stockholders’ deficit	(2,431,741)	(2,338,612)

Total liabilities and stockholders’ deficit	$16	$46

See accompanying notes to unaudited financial statements

RANGEFORD RESOURCES, INC.

Statements of Operations (Unaudited)

	Three months ended
	June 30,
	2017	2016
Operating expenses
Investor relations	$-	$6,625
Professional fees	19,095	81,495
Professional fees-related party	30,000	240,000
General and administrative	176,076	80,783
Total operating expenses	225,171	408,903

Loss from operations	(225,171)	(408,903)

Other expense
Interest expense-related party	12,983	6,029
Total other expense	12,983	6,029

Net loss	$(238,154)	$(414,932)

Preferred stock dividends	(18,200)	(18,200)

Net loss attributable to common shareholders	(256,354)	(433,132)

Basic and diluted loss per common share	$(0.01)	$(0.02)

Weighted average shares outstanding	20,545,534	20,105,293

See accompanying notes to unaudited financial statements

RANGEFORD RESOURCES, INC.

Statements of Cash Flows

(Unaudited)

	Three months ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(238,154)	$(414,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	145,000	310,000
Amortization of debt discount	2,209	-
Changes in operating assets and liabilities:
Accounts payable	80,116	98,818
Accrued interest payable	10,774	6,029
Net cash provided by (used) in operating activities	(55)	(85)

Cash flows from investing activities
Cash contribution	25	-
Net cash provided by investing activities	25	-

Net (decrease) increase in cash	(30)	(85)
Cash at beginning of period	46	110
Cash at end of period	$16	$25

Supplemental disclosure of non-cash investing and financing activities:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Rangeford Resources, Inc.

Notes to Financial Statements (Unaudited)

June 30, 2017

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the US (US GAAP) for interim financial information, with the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. The accompanying financial statements at June 30, 2017 and March 31, 2017 and for the three months ended June 30, 2017 and 2016 contain all normally recurring adjustments considered necessary for a fair presentation of our financial position, results of operations, cash flows and shareholders’ equity for such periods. Operating results for the three months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending March 31, 2018. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report for the year ended March 31, 2017.

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

Fair Value of Financial Instruments

The Company’s financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2017 and March 31, 2017.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or nonrecurring basis at June 30, 2017 or March 31, 2017.

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

Earnings Per Share Information

FASB ASC 260, “Earnings Per Share” provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. For purposes of the earnings per share calculation, we consider shares to be issued as issued shares as of the date the shares are earned. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Basic and diluted loss per share were the same, at the reporting dates, as the common stock equivalents were anti-dilutive.

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

Recent accounting pronouncements

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

GNE has returned the stock certificate for 7,400,000 shares, however, GNE did not submit an executed stock power which is required to cancel the GNE shares. As such, these shares are considered issued and outstanding at June 30, 2017.

NOTE 5 - NOTE PAYABLE

In December 2016, the Company issued a $20,000 8% Senior note with 40,000 warrants exercisable at $0.50 per share. The note matures on December 9, 2017. The fair value of the warrants was $9,394, and was reported as a debt discount with amortization of $2,209 for the period ended June 30, 2017. The note payable balance net of the discount as of June 30, 2017 was $14,998.

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

During the three months ended June 30, 2017 and 2016, the Company had dividends of $18,200. No dividends were declared or paid. Accumulated dividends in arrears as of June 30, 2017 were $212,466.

Common stock

The authorized common stock of the Company consists of 75,000,000 shares with par value of $0.001.

The Company accounts for common stock earned but not issued as common stock payable in Shareholders’ Equity. As of June 30, 2017 certain individuals and consultants were due $932,000 for services rendered. At the date these balances are paid the resulting effect on Common Stock and Paid in Capital would be an increase in outstanding common shares of 1,328,368, and are included in potentially dilutive shares.

Common stock payable totaling $145,000 shares were due for the three months ended June 30, 2017, of which 192,304 shares related to executive compensation valued at $90,000, and is included in general and administrative expense in the consolidated statement of operations, and 118,912 shares for professional fees valued at $55,000.

During the three months ended June 30, 2017, the Company received $25 in cash contributions from an executive of the Company.

Net loss per common share

Net loss per share is computed using the basic and diluted weighted average number of common shares outstanding during the period. The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Potential dilutive securities (stock options and warrants) have not been considered when their effect would be anti-dilutive. The potentially dilutive shares, including stock options and warrants would have been 48,800 shares and 1,328,368 shares for common stock payable as of the quarter ended June 30, 2017.

Options

On April 28, 2014, the Company granted 308,000 options to purchase the Company’s common stock with a three year term and an exercise price of $1 for 108,000 options and $3 for 200,000 options, pursuant to the terms of the board of director’s agreement. The options were immediately vested and had a fair value of $1,179,395 as the grant date. Options were outstanding for the quarter ended June 30, 2017 and 2016 were $0 and 308,000, respectively.

The expected term of options granted is estimated at the contractual term as noted in the individual option agreements and represents the period of time that options granted are expected to be outstanding. The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury bill rate in effect at the time of grant for treasury bills with maturity dates at the estimated term of the options. A summary of option activity as of June 30, 2017 and changes during the quarter ended are presented below:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding March 31, 2017	308,000	$2.30	1.08	$-
Expired	308,000	$2.30	-	-
Outstanding and exercisable June 30, 2017	-	$-	-	$-

Warrants

A summary of warrant activity for the period ended June 30, 2017 are presented below:

	Number of Warrants	Weighted Average Exercise Price
Balance at March 31, 2017	48,800	$0.51
Granted, exercised and expired	-	-
Balance at June 30, 2017	48,800	$.51
Warrants exercisable at ended June 30, 2017	48,800	$.51

Warrants expense recognized during the three months ended June 30, 2017 and 2016 was $0 and $0, respectively.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the consolidated financial statements for the three months ended June 30, 2017 and 2016, applicable under ACS 740.

NOTE 8 –RELATED PARTY TRANSACTIONS

Advances and Note Payable

On November 28, 2012, the CE McMillan Family Trust (the “CE Trust”) advanced the Company $100 to facilitate the opening of a new bank account in Irving, Texas. The trustee of the C.E. McMillan Family Trust is also the managing member of Cicerone Corporate Development, LLC (“Cicerone”). The advance had not been repaid as of June 30, 2017.

On September 4, 2013, we received a $750,000 Revolving Credit Note (the “Revolving Note”) from Cicerone for operating expenses. The Revolving Note matured on February 1, 2015 and was extended to February 1, 2017 on the same terms and conditions and was reclassified to non-current liabilities. The note bears interest at the rate of LIBOR plus 2.75% per annum. On March 1, 2016 the revolving note was increased to $1,250,000. On July 6, 2016, the note was modified to include conversion of any amount of the debt to common stock at a conversion price of $1, which was the market value per share, and an extension to June 30, 2018. At this time the amendment was considered debt extinguishment with only a nominal gain on extinguishment.

On July 22, 2016 Cicerone converted $115,000 in advances to common stock. As of June 30, 2017 and 2016, the balance due was $799,607, with related accrued interest of $84,380 and $49,491, respectively. Interest expense related to this debt was $8,324 and $6,029 during the quarter ended June 30, 2017 and 2016, respectively. Subsequently, the note maturity was extended to June 30, 2020.

Professional Services

The Company has a consulting agreement with Fidare to provide consulting services relating to corporate governance, accounting procedures and control and strategic planning. The managing member of Fidare is the C.E. McMillan Family Trust. Harry McMillan is trustee of the C.E. McMillan Family Trust. Fidare receives monthly compensation of shares of common stock valued at $10,000 based on the price at the close on the last trading day of each month. For the quarter ended June 30, 2017 and 2016, the Company recorded $30,000 and $20,000, respectively, in consulting fees related to this agreement. As of June 30, 2017, the Company is obligated to issue Fidare 260,651 shares of the Company’s common stock.

Director’s fees

In exchange for his services as a member of the Board of Directors until January, 2017, Mr. Mike Farmer was entitled to receive $2,000 per month payable in cash. In addition, during September 30, 2014, Mr. Farmer was awarded options to purchase 108,000 of common stock at $1.00 per share and options to purchase 200,000 shares of our common stock at $3.00 per share. The options were fully vested at the date of issuance of the award. Subsequently, during December 2017, Mr. Farmer was issued 65,554 shares in exchange for the cash portion of his compensation due totaling $74,000. The shares were valued at $43,266, resulting in a gain on the exchange totaling $30,734.

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

For the year ended March 31, 2018, the Company issued 1,215,641 shares for compensation expenses and 832,988 shares for consulting expenses.

During March 2018, the Company received $50,000 from subscription agreements for the purchase of 333,335 restricted common shares and 250,000 warrants with a $.50/share exercise price and three year maturity.

During April 2018, the Company issued 422,719 shares in settlement of executive consulting expenses incurred during previous years.

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

On September 27, 2018, Rangeford Resources extend the Cicerone Corporate Development Revolving 8% Note to June 30, 2020.

On November 1, 2018, RangeFord Resources entered into a five-month Strategic Consulting Agreement with Petralis Energy Resources for Geological and Geophysical Services.

On December 12, 2018 Rangeford Resources entered into a memorandum of understanding with Petralis Energy Resources, LLC to acquire 16 producing wells on approximately 4,600 acres for $1,800,000.

On April 4, 2019, Rangeford Resources, Inc. executed an offer letter to acquire 100% equity interest in Signal Oil Company, LLC of Kilgore, Texas. The acquisition price is $100,000 and seller financed on a 12-month note.

On April 8, 2019, Rangeford Resources awarded a consultant 100,000 common shares for completing the annual and quarterly financial statements.

On June 17, 2019, Rangeford Resources, Inc. executed a purchase and sale agreement with Gunn Exploration, Inc. to acquire twenty wellbores on the Triangle Ranch Headquarters Field in Foard County, Texas. Due to awaiting the oil and gas mineral lease from Burnett Oil, Inc., the PSA was Amended and extended to July 15, 2019. The acquisition price is $10 and assumption of plugging and abandonment liabilities.

On July 2, 2019, Rangeford Resources, Inc. executed an offer letter with Hall Exploration, Inc. to acquire 5% working interest in the Starnes lease, a 4,290 oil and gas mineral lease with 31 producing wells located in Cochran, County, Texas. The acquisition price is $10 and is subject to a buyback clause by the seller within six months. In the event, Rangeford Resources acquires the remaining 95% working interest, the seller has a favored nation clause and will received the same favorable purchase price, terms and conditions.

On July 17, 2019, Rangeford Resources, Inc. executed an offer letter with Walsh Petroleum, Inc. to acquire 100% working interest in the Starnes lease, a 4,290-acre oil and gas mineral lease with 31 producing wells located in Cochran, County, Texas. The acquisition price is $4,290,000 and is subject to financing. The agreement is nonexclusive and seller is under no obligation and may sell to another buyer. Rangeford may convert non-exclusive agreement into a binding agreement upon a $214,500 nonrefundable deposit.

On August 2, 2019 The Securities and Exchange Commission issued an Order of Suspension of Trading of Rangeford Resources’ common stock (OTCPK:RGFR). The Securities and Exchange Commission also issued an Order Instituting Administrative Proceedings and Note of Hearing Pursuant to Section 12(j) of the Securities Exchange Act of 1934.

On August 12, 2019, Rangeford Resources executed an $88,000 convertible note with GS Capital, LLC. The 12-month term note will be a Rule 144 Note and will not be eligible for conversion of free trading shares until 6 months after the issuance of the Note unless such shares are covered by a resale registration statement. The principal and accrued interest under the Note will be convertible into shares of Common Stock of the Company at a 40% discount to the lowest trading price with a 20 day look back. The Note shall bear interest at 8% along with an OID of $8,000 such that the purchase price of the Note shall be $80,000. The Issuer will provide a transfer agent reserve of equal to 4x the discounted value of the $88,000 note. As consideration for the purchase of the Note, the Company shall issue 30,000 shares of restricted common stock.

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

The independent registered public accounting firm’s report on the Company’s financial statements as of March 31, 2017, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

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

Going Concern

We have incurred net losses of approximately $9.7 million since inception through June 30, 2017. The report of our independent registered public accounting firm on our financial statements for the year ended March 31, 2017 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Plan of Operation

We have $1,427,150 in current liabilities as of June 30, 2017.we have accumulated losses of $9,654,211. In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

Since August 15, 2008 through June 30, 2017, the Company has issued 20,545,534 shares of common stock and 182,000 shares of Series A convertible preferred stock. Proceeds from the sale of common stock and Series A convertible preferred stock have been utilized by the Company to fund its initial development including administrative costs associated with maintaining its status as a Reporting Company as defined by the Securities and Exchange Commission (“SEC”) under the Exchange Act of 1934, as amended. The Company plans to focus efforts on selling their common shares in order to continue to fund its initial development and fund the expenses associated with maintaining a reporting company status.

Results of Operations

For the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

During the three months ended June 30, 2017 and 2016, the Company did not recognize any revenues from operating activities.

For the three months ended June 30, 2017, the Company recognized a net loss of $238,154 compared to $414,932 for the three months ended June 30, 2016. The decrease of approximately $176,778 was primarily the result of lower professional fees of approximately $210,000 and lower investor relations of $6,625, offset by an increase in interest expense of approximately $6,954, and an increase in general administrative expenses for approximately $95,293.

Liquidity and Capital Resources

As of June 30, 2017, the Company had total current assets of $16. As of June 30, 2017, the Company had total current liabilities of $1,427,150 which includes $1,307,541 in accounts payable, $17,100 in accounts payable-related party, $87,411 in accrued interest, and a note payable net of discount totaling $14,998. At June 30, 2017, the Company had a working capital deficit of $1,427,134. In addition, the Company had notes payable to a related parties in the amount of $1,004,607.

During the three months ended June 30, 2017, the Company used cash of $55 in our operations as compared to cash used of $85 during the same period ended June 30, 2016. No cash was provided by or used in financing or investing activities during the three months ended June 30, 2016. During the three months ended June 30, 2017, cash provided by investing activities was $25.

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

Not Applicable to smaller reporting companies

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2017 and June 30, 2017, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2017 or June 30, 2017, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three month period ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 2, 2019 The Securities and Exchange Commission issued an Order of Suspension of Trading of Rangeford Resources’ common stock (OTCPK:RGFR). The Securities and Exchange Commission also issued an Order Instituting Administrative Proceedings and Note of Hearing Pursuant to Section 12(j) of the Securities Exchange Act of 1934.

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

Exhibit No	Description
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of Rangeford Resources, Inc.’s Registration Statement on Form S-1 filed on July 3, 2008)
3.2	Articles of Amendment to our Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8K filed on April 9, 2013)
3.3	Amended and Restated By-Laws (Incorporated by Reference to Exhibit B of the Information Statement on Schedule 14C filed on March 14, 2013)
10.1	Orphan Holdings of Texas, Inc. Share Purchase Agreement, dated July 5, 2012 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 10, 2012)
10.2	Frederick Ziegler Consulting Agreement, dated August 1, 2012 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 31, 2012)
10.3	John Miller Consulting Agreement, dated September 1, 2012 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 31, 2012)
10.4	E. Robert Gates, Consulting Agreement, dated September 1, 2012 (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 31, 2012)
10.5	Kevin A. Carreno Board of Directors Agreement, dated August 9, 2012 Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on August 31, 2012)
10.6	Purchase Sale Agreement (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 21, 2012)
10.7	Premise Use Agreement (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 21, 2012)
10.8	Placement Agent/Investment Banking Retainer Agreement, dated November 13, ( Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 21, 2012)
10.9	Fidare Consulting Group, LLC Consulting Agreement, dated September 25, 2012 (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on November 21, 2012)
10.10	Gregory Hadley, Board of Directors Agreement, dated November 15, 2012 (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on December 10, 2012)
10.11	Fidare Consulting Group, LLC. First Amended Consulting Agreement, dated December 1, 2012 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 10, 2012)
10.12	Steven R. Henson Corporate Officer/Consulting Engagement Agreement, dated December 3, 2012 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 10, 2012)
10.13	Steven R. Henson Board of Directors Agreement, dated December 4, 2012, (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on December 10, 2012)
10.14	Corporate Officer Consulting Engagement Agreement with Mr. Colin Richardson (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 21, 2014)
10.15	First Amended Corporate Officer Consulting Engagement Agreement with Mr. Colin Richardson (Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed on July 15, 2014)
10.16	Form of Revolving Credit Note dated September 4, 2013 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 21, 2014)
10.17	Letter Agreement with Pt Platinum Consulting, LLC (Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on May 5, 2014)
10.18	Albury Note (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed on May 5, 2014)
10.19	Hadley Note (Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed on May 5, 2014)
10.20	Board of Directors Agreement with Michael Farmer dated as of January 28, 2013 (Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed on May 5, 2014)
10.21	Purchase and Sale Agreement between the Company and Black Gold Kansas Productions, LLC (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed on September 19, 2014)

10.22	Fidare Consulting Group, LLC. First Amended Consulting Agreement, dated July 1, 2014 (Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K/A for the year ended March 31, 2014 filed on July 18, 2014)
10.23	Second Amendment, Extension and Ratification of Purchase and Sale Agreement between the Company and Black Gold Kansas Production, LLC for the George Project (Incorporated by reference to the Annual Report on Form 10-K filed on September 12, 2018))
10.24	Letter of Addendum and Extension to August 6, 2014 Purchase, Sale and Join Exploration Agreement By and Between Rangeford Resources, Inc. and Black Gold Kansas Production, LLC (Incorporated by reference to the Annual Report on Form 10-K filed on September 12, 2018)
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

RANGEFORD RESOURCES, INC.

Dated: August 23, 2019	By:	/s/ Thomas E. Lindholm
Thomas E. Lindholm
Chief Executive Officer, Principal Executive Officer and Principal Financial Officer

