Form 10-Q
period 2017-09-30
Rangeford Resources, Inc.
filed 2019-08-23
CIK 1438035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of August 23, 2019 the Registrant has 23,683,551 shares of common stock outstanding.

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

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

RANGEFORD RESOURCES, INC.

Balance Sheets

(Unaudited)

	September 30, 2017	March 31, 2017
Current assets
Cash	$10	$46
Total current assets	10	46

Total assets	$10	$46

Current liabilities
Accounts payable	$1,400,871	$1,227,425
Accounts payable- related party	17,100	17,100
Accrued interest payable	98,352	76,637
Note payable, net of discount	17,627	12,789
Related party advances and notes payable	100	100
Total current liabilities	1,534,050	1,334,051
Related party note payable	1,004,607	1,004,607
Total liabilities	2,538,657	2,338,658

Stockholders’ deficit
Series A convertible preferred stock, $.001 par value, stated value $5.00 per share, 3,000,000 shares authorized; 182,000 shares issued and outstanding	182	182
Common stock to be issued	1,087,000	787,000
Common stock, $.001 par value; 75,000,000 shares authorized; 20,545,534 and 20,545,534 shares issued and outstanding, respectively	20,545	20,545
Additional paid in capital	6,269,786	6,269,718
Retained deficit	(9,916,160)	(9,416,057)
Total stockholders’ deficit	(2, 538,647)	(2,338,612)

Total liabilities and stockholders’ deficit	$10	$46

See accompanying notes to unaudited financial statements

RANGEFORD RESOURCES, INC.

Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2017	2016	2017	2016

Operating expenses

Investor relations	$-	$5,132	$-	$11,757
Professional fees	8,330	43,099	27,425	124,594
Professional fees-related party	30,000	-	60,000	240,000
General and administrative	210,049	489,973	386,125	570,756
Total operating expenses	248,379	538,204	473,550	947,107

Loss from operations	(248,379)	(538,204)	(473,550)	(947,107)

Other expense
Interest expense-related party	13,570	8,611	26,553	14,640
Total other expense	13,570	8,611	26,553	14,640

Net loss	(261,949)	(546,815)	(500,103)	(961,747)

Preferred stock dividends	(18,200)	(18,200)	(36,400)	(36,400)

Net loss attributable to common shareholders	$(280,149)	$(565,015)	$(536,503)	$(998,147)

Basic and diluted loss per common share	$(0.01)	$(0.03)	$(0.03)	$(0.05)

Weighted average shares outstanding	20,545,534	20,272,100	20,545,534	20,395,628

See accompanying notes to unaudited financial statements

RANGEFORD RESOURCES, INC.

Statements of Cash Flows

(Unaudited)

	Six months ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(500,103)	$(961,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	300,000	400,100
Amortization of debt discount	4,838	-
Changes in operating assets and liabilities:
Accounts payable	173,446	288,390
Accrued interest payable	21,715	14,640
Net cash provided used in operating activities	(104)	(258,617)

Cash flows from investing activities
Cash contribution	68	-
Net cash provided by investing activities	68	-
Cash flows from financing activities
Proceeds from related party advance and notes payable	-	258,579
Net cash provided by financing activities	-	258,579

Net (decrease) increase in cash	(36)	(38)
Cash at beginning of period	46	110
Cash at end of period	$10	$72

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental non-cash information:
Issuance of common stock for related party notes payable	$-	$115,000

See accompanying notes to unaudited financial statements

Rangeford Resources, Inc.

Notes to Financial Statements (Unaudited)

September 30, 2017

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the US (US GAAP) for interim financial information, with the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. The accompanying financial statements at September 30, 2017 and March 31, 2017 and for the three and six months ended September 30, 2017 and 2016 contain all normally recurring adjustments considered necessary for a fair presentation of our financial position, results of operations, cash flows and shareholders’ equity for such periods. Operating results for the three and six months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending March 31, 2018. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report for the year ended March 31, 2017.

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

Fair Value of Financial Instruments

The Company’s financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2017 and March 31, 2017.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or nonrecurring basis at September 30, 2017 or March 31, 2017.

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

NOTE 5 - NOTE PAYABLE

In December 2016, the Company issued a $20,000 8% Senior note with 40,000 warrants exercisable at $0.50 per share. The note matures on December 9, 2017. The fair value of the warrants was $9,394, and was reported as a debt discount. Amortization of the discount was $4,838 for the six month period ended September 30, 2017. The note payable balance net of the discount as of September 30, 2017 was $17,627.

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

During the three and six months ended September 30, 2017 and 2016, the Company had dividends of $18,200 and $36,400, respectively. No dividends were declared or paid. Accumulated dividends in arrears as of September 30, 2017 were $230,666.

Common stock

The authorized common stock of the Company consists of 75,000,000 shares with par value of $0.001.

The Company accounts for common stock earned but not issued as common stock payable in Shareholders’ Equity. As of September 30, 2017 certain individuals and consultants were due $1,087,000 for services rendered. At the date these balances are paid the resulting effect on Common Stock and Paid in Capital would be an increase in outstanding common shares of 1,736,585, and are included in potentially dilutive shares.

Common stock payable totaling $300,000 shares were due for the six months ended September 30, 2017, of which 542,305 shares related to executive compensation valued at $180,000, and is included in general and administrative expense in the consolidated statement of operations, and 377,129 shares for professional fees valued at $120,000.

During the three months ended September 30, 2017, the Company received $68 in cash contributions from an executive of the Company.

Net loss per common share

Net loss per share is computed using the basic and diluted weighted average number of common shares outstanding during the period. The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Potential dilutive securities (stock options and warrants) have not been considered when their effect would be anti-dilutive. The potentially dilutive shares, including both stock options and warrants would have been 48,800 and 1,736,585 shares for common stock payable as of the quarter ended September 30, 2017.

Options

On April 28, 2014, the Company granted 308,000 options to purchase the Company’s common stock with a three year term and an exercise price of $1 for 108,000 options and $3 for 200,000 options, pursuant to the terms of the board of director’s agreement. The options were immediately vested and had a fair value of $1,179,395 as the grant date. Options outstanding for the quarter ended September 30, 2017 and 2016 were $0 and 308,000, respectively.

The expected term of options granted is estimated at the contractual term as noted in the individual option agreements and represents the period of time that options granted are expected to be outstanding. The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury bill rate in effect at the time of grant for treasury bills with maturity dates at the estimated term of the options. A summary of option activity as of September 30, 2017 and changes during the quarter ended are presented below:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding March 31, 2017	308,000	$2.30	1.08	$-
Expired	308,000	$2.30	-	-
Outstanding and exercisable September 30, 2017	-	$-	-	$-

Warrants

A summary of warrant activity for the period ended September 30, 2017 are presented below:

	Number of Warrants	Weighted Average Exercise Price
Balance at March 31, 2017	48,800	$0.51
Granted, exercised and expired	-	-
Balance at September 30, 2017	48,800	$.51
Warrants exercisable at ended September 30, 2017	48,800	$.51

Warrants expense recognized during the six months ended September 30, 2017 and 2016 was $0 and $0, respectively.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the consolidated financial statements for the six months ended September 30, 2017 and 2016, applicable under ACS 740.

NOTE 8 –RELATED PARTY TRANSACTIONS

Advances and Note Payable

On November 28, 2012, the CE McMillan Family Trust (the “CE Trust”) advanced the Company $100 to facilitate the opening of a new bank account in Irving, Texas. The trustee of the C.E. McMillan Family Trust is also the managing member of Cicerone Corporate Development, LLC (“Cicerone”). The advance had not been repaid as of September 30, 2017.

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

As of September 30, 2017 and 2016, the balance due was $799,607, with related accrued interest of $92,871 and $58,102, respectively. Interest expense related to this debt was $8,324 and $6,029 during the quarter ended September 30, 2017 and 2016, respectively. The note maturity date was also extended to June 30, 2020.

A promissory note totaling $205,000, included in related party notes payable, for an executive consulting agreement was executed for the quarter ended September 30, 2017. The note bears interest at 4% and. Accrued interest as of September 30, 2017 and 2016 totaled $4,100 and $0, respectively. During April 2018, the Company issued 422,000 shares in settlement of executive consulting expenses incurred during prior years.

Professional Services

The Company has a consulting agreement with Fidare to provide consulting services relating to corporate governance, accounting procedures and control and strategic planning. The managing member of Fidare is the C.E. McMillan Family Trust. Harry McMillan is trustee of the C.E. McMillan Family Trust. Fidare receives monthly compensation of shares of common stock valued at $10,000 based on the price at the close on the last trading day of each month. For the six months ended September 30, 2017 and 2016, the Company recorded $60,000 and $50,000, respectively, in consulting fees related to this agreement. As of September 30, 2017, the Company is obligated to issue Fidare 388,036 shares of the Company’s common stock.

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

During April 2018, the Company issued 422,000 shares in settlement of executive consulting expenses incurred during previous years.

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

Going Concern

We have incurred net losses of approximately $9.9 million since inception through September 30, 2017. The report of our independent registered public accounting firm on our financial statements for the year ended March 31, 2017 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Plan of Operation

We have $1,534,050 in current liabilities as of September 30, 2017.we have accumulated losses of $9,916,160. In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

Since August 15, 2008 through September 30, 2017, the Company has issued 20,545,534 shares of common stock and 182,000 shares of Series A convertible preferred stock. Proceeds from the sale of common stock and Series A convertible preferred stock have been utilized by the Company to fund its initial development including administrative costs associated with maintaining its status as a Reporting Company as defined by the Securities and Exchange Commission (“SEC”) under the Exchange Act of 1934, as amended. The Company plans to focus efforts on selling their common shares in order to continue to fund its initial development and fund the expenses associated with maintaining a reporting company status.

Results of Operations

For the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

During the three months ended September 30, 2017 and 2016, the Company did not recognize any revenues from operating activities.

For the three months ended September 30, 2017, the Company recognized a net loss of $261,949 compared to $546,815 for the three months ended September 30, 2016. The decrease of $284,866 was primarily the result of a decrease in general administrative expenses for approximately $279,924, and lower investor relations of $5,132, offset by an increase in interest expense of $4,959.

For the Six Months Ended September 30, 2017 Compared to the Six Months Ended September 30, 2016

During the six months ended September 30, 2017 and 2016, the Company did not recognize any revenues from operating activities.

For the six months ended September 30, 2017, the Company recognized a net loss of $500,103 compared to $961,747 for the six months ended September 30, 2016. The decrease of approximately $461,664 was primarily the result of a decrease in general administrative expenses for approximately $184,631, lower investor relations of $11,757, and a decrease in professional fees of $277,169 offset by an increase in interest expense of $11,913.

Liquidity and Capital Resources

As of September 30, 2017, the Company had total current assets of $10. As of September 30, 2017, the Company had total current liabilities of $1,534,050 which includes $1,400,871 in accounts payable, $17,100 in accounts payable-related party, $98,352 in accrued interest, and a note payable net of discount totaling $17,627. At September 30, 2017, the Company had a working capital deficit of $1,534,040. In addition, the Company had notes payable to a related parties in the amount of $1,004,607.

During the six months ended September 30, 2017, the Company used cash of $104 in our operations as compared to $258,617 during the same period ended September 30, 2016. Cash provided by financing activities during the six months ended September 30, 2017 and 2016 was $0 and $258,579, respectively. During the six months ended September 30, 2017 and 2016, cash provided by investing activities was $68 and $0, respectively.

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

Not Applicable to smaller reporting companies

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2017 and September 30, 2017, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2017 or September 30, 2017, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three month period ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

