Form 10-Q
period 2017-12-31
Rangeford Resources, Inc.
filed 2019-08-23
CIK 1438035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

RANGEFORD RESOURCES, INC.

Balance Sheets

(Unaudited)

	December 31, 2017	March 31, 2017
Current assets
Cash	$511	$46
Total current assets	511	46

Total assets	$511	$46

Current liabilities
Accounts payable	$1,393,889	$1,227,425
Accounts payable- related party	17,100	17,100
Accrued interest payable- related party	107,978	76,637
Note payable, net of discount	-	12,789
Related party advances and notes payable	100	100
Total current liabilities	1,519,067	1,334,051
Related party note payable	1,004,607	1,004,607
Total liabilities	2,523,674	2,338,658

Stockholders’ deficit
Series A convertible preferred stock, $.001 par value, stated value $5.00 per share, 3,000,000 shares authorized; 182,000 shares issued and outstanding	182	182
Common stock to be issued	627,000	787,000
Common stock, $.001 par value; 75,000,000 shares authorized; 22,369,529 and 20,545,534shares issued and outstanding, respectively	22,370	20,545
Additional paid in capital	7,045,894	6,269,718
Retained deficit	(10,218,609)	(9,416,057)
Total stockholders’ deficit	(2,523,163)	(2,338,612)

Total liabilities and stockholders’ deficit	511	$46

See accompanying notes to unaudited financial statements

RANGEFORD RESOURCES, INC.

Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2017	2016	2017	2016

Operating expenses
Investor relations	$-	$-	$-	$11,757
Professional fees	3,139	40,286	30,564	127,781
Professional fees-related party	30,000	79	90,000	260,079
General and administrative	213,378	189,192	599,503	681,948
Total operating expenses	246,517	229,557	720,067	1,081,565

Loss from operations	(246,517)	(229,557)	(720,067)	(1,081,565)

Other expense
Interest expense-related party	11,481	9,739	38,034	24,379
Gain on settlement	44,451	-	44,451	-
Total other expense	55,932	9,739	82,485	24,379

Net loss	(302,449)	(239,296)	(802,552)	(1,105,944)

Preferred stock dividends	(18,200)	(18,200)	(54,600)	(54,600)

Net loss attributable to common shareholders	(320,649)	(257,496)	(857,152)	(1,160,544)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.04)	$(0.06)

Weighted average shares outstanding	22,036,589	20,545,534	21,038,938	20,363,928

See accompanying notes to unaudited financial statements

RANGEFORD RESOURCES, INC.

Statements of Cash Flows

(Unaudited)

	Nine months ended December 31,
	2017	2016
Cash flows from operating activities
Net loss	$(802,552)	$(1,105,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on note payable conversion	75,185	-
Gain on settlement of accounts payable	(30,734)	-
Stock-based compensation for services	453,558	520,100
Amortization of debt discount	5,336	287
Changes in operating assets and liabilities:
Accounts payable	240,464	287,230
Accrued interest payable related party	32,698	23,572
Net cash provided by (used) in operating activities	(26,045)	(274,755)

Cash flows from financing activities
Proceeds from subscription agreement, net	26,442	20,000
Contributed Capital	68	-
Proceeds from related advances and notes payable	-	258,579
Net cash provided by financing activities	26,510	278,579

Net (decrease) increase in cash	465	3,824
Cash at beginning of period	46	110
Cash at end of period	$511	$3,934

Supplemental disclosure of non-cash financing activities:
Conversion of related party note payable	$-	$115,000

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited financial statements

Rangeford Resources, Inc.

Notes to Financial Statements (Unaudited)

December 31, 2017

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the US (US GAAP) for interim financial information, with the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. The accompanying financial statements at December 31, 2017 and March 31, 2016 and for the three and nine months ended December 31, 2017 and 2016 contain all normally recurring adjustments considered necessary for a fair presentation of our financial position, results of operations, cash flows and shareholders’ equity for such periods. Operating results for the three and nine months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the year ending March 31, 2018. The unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report for the year ended March 31, 2017.

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

Fair Value of Financial Instruments

The Company’s financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2017 and March 31, 2017.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or nonrecurring basis at December 31, 2017 or March 31, 2017.

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

GNE has returned the stock certificate for 7,400,000 shares, however, GNE did not submit an executed stock power which is required to cancel the GNE shares. As such, these shares are considered issued and outstanding at March 31, 2018.

NOTE 5 - NOTES PAYABLE

In December 2016, the Company issued a one year $20,000 8% Senior note with 40,000 warrants exercisable at $0.50 per share. The fair value of the warrants was $9,514, and was reported as a debt discount with amortization of $2,303 for the year ended March 31, 2017. During October 2017, the note net of the remaining unamortized discount of $1,875 and accrued interest of $1,357 was converted to 133,333 shares of common stock valued at $94,677. As a result, a loss on conversion of $75,185 was included as other expenses in the Statement of Operations for the year ended March 31, 2018.

As of March 31, 2017, Company had entered into a settlement agreement with a previous executive consultant. The agreement included a 4% note payable for $205,000 which matures on April 1, 2019, and stock payable of $442,000. As of December 31, 2017, the balance on the note was $205,000 with accrued interest $6,150. Interest expense totaled $2,050 for the nine month ended December 31, 2017. In April 2018, the Company issued 422,719 common shares totaling $442,000.

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

During the nine months ended December 31, 2017 and 2016, the Company had dividends of $54,600. No dividends were declared or paid. Accumulated dividends in arrears as of December 31, 2017 were $248,866.

Common stock

The authorized common stock of the Company consists of 75,000,000 shares with par value of $0.001.

The Company accounts for common stock earned but not issued as common stock payable in Shareholders’ Equity. As of December 31, 2017, certain individuals and consultants were due $627,000 for services rendered. At the date these balances are paid the resulting effect on Common Stock and Paid in Capital would be an increase in outstanding common shares of 736,913 and are included in potentially dilutive shares.

During the nine months ended December 31, 2017, the Company issued 1,425,107 shares of common stock valued at $610,000 based on the price at close on the last trading day of each month which services were rendered for compensation and services.

During the nine months ended December 31, 2107, the Company issued 1,425,107 for stock compensation of $450,000 and $160,000 for stock payable.

On October 20, 2017, the Company received $30,000 for the purchase of 200,000 restricted common shares at $0.15 per share and 100,000 warrants at $.50 per share exercise price with a three-year term.

Net loss per common share

Net loss per share is computed using the basic and diluted weighted average number of common shares outstanding during the period. The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Potential dilutive securities (stock options and warrants) have not been considered when their effect would be anti-dilutive. The potentially dilutive shares, including stock options and warrants would have been 148,800 shares and 736,913 for common stock payable for the three and nine months ended December 31, 2017.

Options

A summary of option activity as of December 31, 2017 and changes during the quarter ended are presented below:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding March 31, 2017	308,000	$2.30	2.3	$-
Granted, exercised, (expired)	(308,000)	$-	-	-
Outstanding and exercisable December 31, 2017	-	$-	-	$-

Warrants

The fair value of each warrant granted was estimated on the date of grant using the Black-Scholes option valuation. Expected volatilities are based on volatilities from the historical trading ranges of the Company’s stock. The expected term of warrants granted is estimated at the contractual term and represents the period of time that warrants are expected to be outstanding. The risk-free rate for the periods within the contractual life of the option is based on the U.S. Treasury bill rate in effect at the time of grant for bonds with maturity dates at the estimated term of the options. The key assumptions used in evaluating the warrants and the estimated fair value are as follows for the quarter ended December 31, 2017, is as follows:

December 31, 2017
Expected volatility	190%
Expected dividends	0
Expected term (in years)	3.0
Risk-free rate	1.44%

A summary of warrant activity for the period ended December 31, 2017 are presented below:

	Number of Warrants	Weighted Average Exercise Price
Balance at March 31, 2017	48,800	$0.51
Granted	100,000	-
Exercised	-	$-
Expired	-	-
Balance at December 31, 2017	148,800	$0.51
Warrants exercisable at ended December 31, 2017	148,800	$0.51

Warrants expense recognized during the three months ended December 31, 2017 and 2016 was $3,559 and $0, respectively.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the consolidated financial statements for the nine months ended December 31, 2017 and 2016, applicable under ACS 740.

NOTE 8 –RELATED PARTY TRANSACTIONS

Advances and Note Payable

On November 28, 2012, the CE McMillan Family Trust (the “CE Trust”) advanced the Company $100 to facilitate the opening of a new bank account in Irving, Texas. The trustee of the C.E. McMillan Family Trust is also the managing member of Cicerone Corporate Development, LLC (“Cicerone”). The advance had not been repaid as of March 31, 2018.

On September 4, 2013, we received a $750,000 Revolving Credit Note (the “Revolving Note”) from Cicerone for operating expenses. The Revolving Note matured on February 1, 2015 and was extended to February 1, 2017 on the same terms and conditions and was reclassified to non-current liabilities. The note bears interest at the rate of LIBOR plus 2.75% per annum. On March 1, 2016 the revolving note was increased to $1,250,000. On July 6, 2016, the note was modified to include conversion of any amount of the debt to common stock at a conversion price of $1, which was the market value per share and an extension to June 30, 2018. At this time the amendment was considered debt extinguishment with only a nominal gain on extinguishment. On July 22, 2016 Cicerone converted $115,000 in advances to common stock. As of December 31, 2017, the balance due was $799,607, with related accrued interest of $101,738. Interest expense related to this debt was $34,171 and $24,379 for the nine months ended December 31, 2017 and 2016, respectively. The note maturity date was also extended to June 30, 2020.

A promissory note totaling $205,000, included in related party notes payable, for an executive consulting agreement was executed for the year ended March 31, 2017. The note bears interest at 4% and. Accrued interest as of December 31, 2017 totaled $6,239, and interest expense for the three months ended December 31, 2017 and 2016 totaling $2,050and $0, respectively.

Professional Services

The Company has a consulting agreement with Fidare to provide consulting services relating to corporate governance, accounting procedures and control and strategic planning. The managing member of Fidare is the C.E. McMillan Family Trust. Harry McMillan is trustee of the C.E. McMillan Family Trust. Fidare receives monthly compensation of shares of common stock valued at $10,000 based on the price at the close on the last trading day of each month. For the three months ended December 31, 2017 and 2016, the Company recorded $90,000 and $80,000, respectively, in consulting fees related to this agreement. As of December 31, 2017, the Company is obligated to issue Fidare 77,635 shares of the Company’s common stock.

For the three month period ended December 31, 2017 and 2016, the Company recognized $30,000 and $0 in Professional fees - non-related party expenses and are accrued in common stock payable.

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

Going Concern

We have incurred net losses of approximately $10 million since inception through December 31, 2017. The report of our independent registered public accounting firm on our financial statements for the year ended March 31, 2017 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Plan of Operation

We have $1,519,067 in current liabilities as of December 31, 2017. Through December 31, 2017, we have accumulated losses of $10,218,609. In order to survive as a going concern, the Company will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the proposed business. Failure to secure additional financing would result in business failure and a complete loss of any investment made into the Company.

Since August 15, 2008 through September 30, 2017, the Company has issued 22,369,529 shares of common stock and 182,000 shares of Series A convertible preferred stock. Proceeds from the sale of common stock and Series A convertible preferred stock have been utilized by the Company to fund its initial development including administrative costs associated with maintaining its status as a Reporting Company as defined by the Securities and Exchange Commission (“SEC”) under the Exchange Act of 1934, as amended. The Company plans to focus efforts on selling their common shares in order to continue to fund its initial development and fund the expenses associated with maintaining a reporting company status.

Results of Operations

For the Three Months Ended December 31, 2017 Compared to the Three Months Ended December 31, 2016

During the three months ended December 31, 2017 and 2016, the Company did not recognize any revenues from operating activities.

For the three months ended December 31, 2017, the Company recognized a net loss of $302,449 compared to $239,296 for the three months ended December 31, 2016. The increase of approximately $63,153 was primarily the result of higher general administrative expenses of approximately $24,186, offset by a decrease in professional fees of approximately $7,226, and an increase in interest expense of approximately $1,742 and other expenses totaling $44,451. Other expenses consisted of a gain on settlement of $30,734 and a loss on note payable conversion of $75,185.

For the Nine Months Ended December 31, 2017 Compared to the Nine Months Ended December 31, 2016

During the nine months ended December 31, 2017 and 2016, the Company did not recognize any revenues from operating activities.

For the nine months ended December 31, 2017, the Company recognized a net loss of $802,552 compared to $1,105,944 for the nine months ended December 31, 2016. The decrease of approximately $303,392 was primarily the result of a decrease in professional fees of approximately $267,296, a decrease in investor relations $11,757 and general administrative expenses for approximately $82,445, offset by an increase in interest expense of approximately $13,655 and other expenses totaling $44,451. Other expenses consisted of a gain on settlement of $30,734 and a loss on note payable conversion of $75,185.

Liquidity and Capital Resources

As of December 31, 2017, the Company had total current assets of $511. As of December 31, 2017, the Company had total current liabilities of $1,519,067 which includes $1,393,889 in accounts payable, $17,100 in accounts payable-related party, and $107,978 in accrued interest. At December 31, 2017, the Company had a working capital deficit of $1,518,556. In addition, the Company had a note payable to a related party in the amount of $1,004,607.

During the nine months ended December 31, 2017, the Company used cash of $26,045 in our operations as compared to cash used of $274,755 during the same period ended December 31, 2016. During the nine months ended December 31, 2017, cash provided by financing activities was $26,510 and $278,579 for the same period in 2016.

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

Not Applicable to smaller reporting companies

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2017 and December 31, 2017, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2017 or December 31, 2017, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three month period ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.26	Corporate Officer Consulting Settlement Agreement with Colin Richardson April, 2017 (Incorporated by reference to the Annual Report on Form 10-K filed on September 12, 2018)

10.27	Fidare Consulting Group, LLC Settlement Agreement, dated June 30, 2017 (Incorporated by reference to the Annual Report on Form 10-K filed on September 12, 2018)

10.28	Fidare Consulting Group, LLC Consulting Agreement, dated July 1, 2017 (Incorporated by reference to the Annual Report on Form 10-K filed on September 12, 2018)

10.29	Second Amendment to Revolving Credit Note date March 1, 2017 (Incorporated by reference to the Annual Report on Form 10-K filed on September 12, 2018)

10.30	Third Amendment to Revolving Credit Note date July 6, 2017 (Incorporated by reference to the Annual Report on Form 10-K filed on September 12, 2018)

16.1	Letter of Change of Accountants, LBB & Associates, Ltd., dated January 4, 2012 (Incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed on January 9, 2013)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (Filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial and accounting officer (Filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer (Filed herewith)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RANGEFORD RESOURCES, INC.

Dated: August 23, 2019	By:	/s/ Thomas E. Lindholm
Thomas E. Lindholm
Chief Executive Officer, Principal Executive Officer and Principal Financial Officer

